Form 10QSB
period 2006-06-30
OCM HoldCo, LLC
filed 2006-09-21
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	20-3626528
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

333 SOUTH GRAND AVENUE

28th FLOOR

LOS ANGELES, CALIFORNIA, 90071

(Address of principal executive offices)

(213) 830-6300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

OCM HOLDCO, LLC
Index
Form 10-QSB

Forward Looking Statements

In addition to historical information, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set fourth in the section entitled “Financial Statements.”  When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-QSB. You should also carefully review the risk factors described in the previously filed Form 10 SB and subsequent amendments thereto, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements

OCM HoldCo, LLC, and Subsidiaries
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash	$426	$100
Other assets
Notes receivable	68,282,454	4,282,454
Interest receivable	4,110,047	130,938
Investment in Contribution and Unit Purchase Agreement	739,246	1,624,007
Gaming and related licenses	983,307	916,464
Prepaid expense	10,000	—
	$74,125,480	$6,953,963
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Due to a member’s beneficial owners	$—	$1,275,000
Due to member	118,266	118,266
Accounts payable and accrued expenses	356,244	396,656
	474,510	1,789,922
Members’ equity	73,650,970	5,164,041
	$74,125,480	$6,953,963

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Interest income	$2,042,861	$3,979,109
Costs and expenses
Professional fees	44,457	50,503
Administrative fees and other expense	18,924	67,674
	63,381	118,177
Net income	$1,979,480	$3,860,932

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statement of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2006
Members’ equity, beginning of period	$5,164,041
Net income	3,860,932
Contributions from members	64,625,997
Members’ equity, end of period	$73,650,970

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2006
Operating activities
Net income	$3,860,932
Adjustments to reconcile net income to net cash used in operating activities consisting of increases in operating (assets) liabilities:
Interest receivable	(3,979,109)
Prepaid expenses	(10,000)
Accounts payable and accrued expenses	(40,412)
Net cash used in operating activities	(168,589)
Investing activities
Investment in note receivable	(64,000,000)
Investment in Contribution and Unit Purchase Agreement	(2,115,239)
Return of Investment in Contribution and Unit Purchase Agreement	3,000,000
Gaming and related licenses	(66,843)
Net cash used in investing activities	(63,182,082)
Financing activities
Repayment of borrowings to beneficial owner	(1,275,000)
Capital contributions	64,625,997
Net cash provided by financing activities	63,350,997
Net increase in cash	326
Cash, beginning of period	100
Cash, end of period	$426

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Organization:

The Company was formed on July 22, 2005 for the purpose of participating in various activities relating to the gaming industry and has incurred costs (primarily professional fees) in connection with the First Amendment and Restatement of Contribution and Unit Purchase Agreement dated as of September 23, 2005 between the Company, the beneficial owners of Cannery Casino Resorts, LLC (“CCR”) and other parties thereto (the “CUP Agreement”) (discussed in Note 3), including applications by the Company and certain of its subsidiaries and beneficial owners for licensure with gaming regulatory authorities in Nevada and Pennsylvania.

All of the Company’s issued and outstanding Class A Units are held by OCM VoteCo, LLC (“VoteCo”), and all of the Company’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC (“InvestCo”). VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.

NOTE 2—Basis of Presentation

The Company’s consolidated financial statements as of June 30, 2006, and for the three and six month periods ended June 30, 2006, include the accounts of OCM HoldCo, LLC and its subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information. Because the Company was formed on July 22, 2005, there are no comparative prior year periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements should be read in conjunction with the audited financials statements and notes thereto included in the Company’s Post-Effective Amendment No. 1 to FORM 10 SB filed with the Commission on September 8, 2006, from which the December 31, 2005, balance sheet information is derived.

NOTE 3—Contribution and Unit Purchase (CUP) Agreement:

The Company has had no revenue generating business since inception, and its current business plan consists primarily of its pending acquisition (the “CCR Transaction”) of separate one-third equity interests in CCR and in NP Land, LLC (“NP Land”), each a Nevada limited liability company. CCR, through subsidiaries, owns and operates The Cannery Casino and Hotel (“The Cannery”) and operates the Rampart Casino. The Rampart Casino is operated in leased space that is adjacent to a J.W. Marriott Hotel that is operated by the lessor in the northwest vicinity of Las Vegas, Nevada. The Rampart Casino’s amenities include approximately 1,230 slot machines, 26 table games, a race and sports book, three restaurants, multiple bars and an entertainment lounge. The amenities of The Cannery, which is located in North Las Vegas (a suburb of Las Vegas), include a 201 room hotel, approximately 1,920 slot machines, 33 table games (including 12 poker tables), a sports book, four restaurants, multiple bars, an indoor/outdoor entertainment venue and an entertainment lounge. NP Land owns real estate that is the intended site of a new casino to be developed by CCR (“Cannery II”) subject to a long-term lease and the current site of a much smaller casino hotel, the Nevada Palace Hotel and Casino (the “Nevada Palace”), which will be demolished to make way for Cannery II.

The CCR Transaction is governed by the CUP Agreement. The purpose of the CCR Transaction contemplated by the CUP Agreement is to (i) finance the acquisition of an unrelated party’s 33 1/3% membership interest in CCR by CCR’s other beneficial owners, (ii) finance one of CCR’s beneficial owner’s acquisition of an unrelated party’s interests in entities relating to the land and assets of the Nevada Palace, (iii) exchange certain loans from the Company’s affiliates for a 33 1/3% equity interest in CCR and NP Land, (iv) enable CCR to lease from NP Land, the land to be used as the site of the proposed Cannery II, and (v) enable CCR to purchase from entities controlled by one of CCR’s beneficial owners, gaming equipment and other operating assets relating to Nevada Palace.

On September 30, 2005, the first series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned $4,282,454 (the “LandCo Loan”) to a newly formed entity wholly-owned by one of CCR’s beneficial owners.

On January 5, 2006, the second series of transactions contemplated by the CUP Agreement were consummated. Beneficial owners of CCR acquired the remaining 33 1/3% interest in CCR for a total purchase price of $70,000,000, utilizing funds borrowed from InvestCo and funds totaling $64,000,000 borrowed from a subsidiary of the Company (the “AcquisitionCo Loan”).

All of the above loans accrue interest at 12% annually, but interest will be waived and considered additional investment upon a final closing of the CCR Transaction. In the event the CUP Agreement is terminated, depending on the circumstance, the loans become due up to 18 months following such termination with interest as defined in the various loan agreements. The LandCo Loan is secured by the membership interests in an entity controlled by one of CCR’s beneficial owners and the AcquisitionCo Loan is secured by all of the membership interests in CCR held by CCR’s beneficial owners.

Interest receivable accrued from September 30, 2005 to December 23, 2005 on the $4,282,454 LandCo Loan is payable by the Company to InvestCo. Upon approval of the Company’s gaming license by the Nevada Gaming Commission and if the remaining contemplated series of transactions close, interest receivable will be waived and considered additional investment in NP Land.

If the Company is licensed by the Nevada gaming authorities, and the remaining contemplated series of transactions are consummated, the $64,000,000 AcquisitionCo Loan and the $4,282,454 LandCo Loan will be exchanged for 33 1/3% interests in CCR and NP Land, respectively.

Condensed consolidated financial information for CCR as of December 31, 2005 and 2004, and for the years then ended, follows:

	2005	2004
Balance sheets
Current Assets	$51,905,000	$28,048,000
Property and equipment, net	122,031,000	103,101,000
Other	14,279,000	13,789,000
	$188,215,000	$144,938,000
Current liabilities	$29,703,000	$22,192,000
Long-term liabilities	112,461,000	92,173,000
Members’ equity	46,051,000	30,573,000
	$188,215,000	$144,938,000
Statements of operations
Revenues	$171,547,000	$138,664,000
Net income	$15,478,000	$4,527,000

All professional fees and other costs associated with the CCR Transaction have been capitalized and are reflected in the accompanying balance sheet as either investment in the CUP Agreement or gaming and related licenses.

NOTE 4—Additional CCR commitments—Meadows Transaction.

On July 26, 2006, a new subsidiary of CCR, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), amended its prior agreement to acquire from Magna Entertainment Corp., a Delaware corporation (“MEC”), all of the voting equity of three entities (the “Racing Entities”) that own and operate The Meadows™, an existing harness racetrack located in Pennsylvania.

In the Meadows transaction, CCR would acquire certain licenses related to the existing racing operations and excess real estate, both of which are necessary for the construction of new contiguous facilities and the subsequent operation of a minimum of 1,800 and a maximum of 5,000 slot machines in the new facilities. The seller will have no involvement with the new slot machines and related new business activities. The Meadows transaction contemplates two closings. In the first closing, consummated on July 26, 2006, PA Meadows acquired the Racing Entities and issued to MEC a note for $175 million to secure the cash purchase price obligation and a note for $25 million to secure the holdback obligation. Subject to certain conditions and upon receipt of the required regulatory approvals, PA Meadows will effect the second closing by repaying the $175 million note in cash and exchanging the $25 million holdback note for a holdback agreement, which will require a letter of credit or similar guarantee instrument to support the holdback. The second closing is expected to occur in the fourth quarter of 2006, subject to certain conditions, including Pennsylvania regulatory approval. In the event the conditions to the second closing are not consummated by October 31, 2006 (subject to certain extensions), or earlier upon the occurrence of certain events, PA Meadows is obligated to return the stock of the Racing Entities in return for cancellation of the notes issued to seller.

As support for PA Meadows’ obligations under the agreement to acquire the voting equity of the Racing Entities, a subsidiary of the Company executed a $25 million equity commitment letter, which terminates at the second closing.

Pursuant to a racing services agreement entered into at the first closing, the racing and other currently ongoing business operations at The Meadows™ will continue to be operated by a wholly-owned subsidiary of the seller for a minimum term of five years. The seller will receive all revenues from and be liable for all of the costs associated with the racing operations, after paying the Racing Entities a nominal annual fixed fee of $50,000. The Racing Entities may cause the termination of the racing services agreement in the case of, among other things, the seller’s material or chronic breach, bankruptcy, failure to obtain or maintain material operating licenses, or failure to maintain a minimum $750,000 operating account balance. As of December 31, 2005, the Racing Entities and their subsidiaries reported consolidated total assets and shareholders’ equity of $29.6 million and $26.9 million, respectively. For the year then ended, its revenues and net loss were approximately $38.1 million and $1.2 million, respectively. Net cash provided by its operating activities was approximately breakeven.

In order to consummate the second closing of the Meadows transaction, CCR and PA Meadows will need to arrange debt and/or equity financing, including the funding of the purchase price, equipment, a temporary casino facility, and a $50 million licensing fee with Pennsylvania. In addition, the Company is arranging for a $25 million letter of credit or similar guarantee instrument to support the holdback. The Company also arranged for a $50 million letter of credit issued in support of the Pennsylvania licensing fee and, when such letter of credit is drawn, will be deemed to have made an additional $50 million equity investment in CCR. After the second closing, the Company’s percentage ownership in CCR would increase from 33 1/3% as contemplated by the CUP Agreement to 42%.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financials statements and the notes thereto included in Part I, Item 1 of the Quarterly Report on Form 10-QSB.

The Company has had no revenue generating business activity since inception, and its current business plan consists primarily of its pending acquisition of a 33 1/3% equity interest in CCR (increasing potentially to a 42% interest) and a 33 1/3% equity interest in NP Land. Its only operations have consisted of interest income earned on certain notes receivable and nominal administrative expenses.

Liquidity and Capital Resources

During the period from inception (July 22, 2005) through December 31, 2005, the Company incurred costs associated with the CUP Agreement totaling $1.6 million and during the six months ended June 30, 2006 incurred additional costs associated with the CUP Agreement of $2.1 million, of which $0.1 million was incurred during the three months ended June 30, 2006. These costs were partially offset by a reimbursement from CCR of $3.0 million. The remaining costs were paid for by member contributions. During the six months ending December 31, 2006, the Company expects to incur additional costs of approximately $275,000 associated with the CUP Agreement. These costs will be financed by member contributions.

During the period from inception (July 22, 2005) through December 31, 2005, and for the six months ended June 30, 2006, the Company incurred costs associated with obtaining gaming and related licenses in Nevada and Pennsylvania totaling $0.9 million and $0.07 million, respectively, of which combined total $0.03 million was incurred during the three months ended June 30, 2006. During the six months ending December 31, 2006, the Company expects to incur additional costs of obtaining licenses in Nevada and Pennsylvania. These costs will also be financed by member contributions.

As support for PA Meadows’ obligations under that certain Stock Purchase Agreement between PA Meadows and MEC, dated November 8, 2005, as amended by the first amendment dated July 26, 2006 (the “Racing Entities Purchase Agreement”), a subsidiary of the Company executed a $25 million equity commitment letter, which terminates at the second closing and a copy of which was attached as an Exhibit to Amendment No. 1 to Form 10-SB filed with the Commission on July 26, 2006.

In order to consummate the second closing of the Meadows Transaction, CCR and PA Meadows will need to arrange debt and/or equity financing, including the funding of the purchase price, equipment, a temporary casino facility, and a $50 million licensing fee with Pennsylvania. In connection with the transaction, the Company is arranging for a $25 million letter of credit or similar guarantee instrument to support the holdback. The Company also arranged for a $50 million letter of credit issued in support of the Pennsylvania licensing fee and, when such letter of credit is drawn, will be deemed to have made an additional $50 million equity investment in CCR. After the second closing, the Company’s percentage ownership in CCR would increase from 33 1/3% as contemplated by the CUP Agreement to 42%, with Millennium Gaming, Inc., a Nevada corporation, owning the remaining 58%.

Critical Accounting Estimates and Policies

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, the Company’s management believes no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

The Company has had limited activities to date. However, in contemplation of a likely expanded level of future activities with financial reporting implications, the Company has recently engaged an additional accountant who has experience with SEC reporting to assist in the preparation of its periodic and other SEC filings, including its financial statements, and plans to consult the services of additional outside accounting experts as needed.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCM HOLDCO, LLC Registrant
Date: September 21, 2006	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager
Date: September 21, 2006	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager