Form 10QSB
period 2006-09-30
OCM HoldCo, LLC
filed 2006-11-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	20-3626528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 SOUTH GRAND AVENUE
28th FLOOR
LOS ANGELES, CALIFORNIA, 90071

(Address of principal executive offices)

(213) 830-6300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐   No  ☒

OCM HOLDCO, LLC
Index
Form 10-QSB

Forward Looking Statements

In addition to historical information, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set fourth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-QSB. You should also carefully review the risk factors described in the previously filed Form 10-SB and subsequent amendments thereto, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements

OCM HoldCo, LLC, and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash	$366	$100
Other assets
Notes receivable	—	4,282,454
Interest receivable	—	130,938
Investment in Cannery Casino Resorts, LLC	70,664,980
Investment in NP Land, LLC	4,796,338
Investment in Contribution and Unit Purchase Agreement	—	1,624,007
Gaming and related licenses	779,946	916,464
Advances to Cannery Casino Resorts, LLC	278,166	—
Prepaid expenses	10,000	—
	$76,529,796	$6,953,963
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Due to a member’s beneficial owners	$—	$1,275,000
Due to member	—	118,266
Accounts payable and accrued expenses	818,966	396,656
	818,966	1,789,922
Members’ equity	75,710,830	5,164,041
	$76,529,796	$6,953,963

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Nine	From inception
	Months Ended	Months Ended	(July 22, 2005) through
	September 30, 2006	September 30, 2006	September 30, 2005
Income
Interest income	$1,863,269	$5,842,378	$—
Equity in earnings of unconsolidated investees	133,438	133,438	—
	1,996,707	5,975,816	—
Costs and expenses
Professional fees	19,340	69,843	—
Administrative fees and other expenses	82,623	150,297	—
	101,963	220,140	—
Net income	$1,894,744	$5,755,676	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

	For the Nine	From inception
	Months Ended	(July 22, 2005) through
	September 30, 2006	September 30, 2005
Members’ equity, beginning of period	$5,164,041	$—
Net income	5,755,676	—
Contributions from members	64,791,113	4,542,829
Members’ equity, end of period	$75,710,830	$4,542,829

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine	From inception
	Months Ended	(July 22, 2005) through
	September 30, 2006	September 30, 2005
Operating activities
Net cash provided by operating activities	$192,170	$—
Investing activities
Investment in note receivable	(64,000,000)	—
Investment in Contribution and Unit Purchase Agreement	(2,448,103)	(152,876)
Return of investment in Contribution and Unit Purchase Agreement	3,000,000	—
Gaming and related licenses	—	(107,399)
Advances to Cannery Casino Resorts, LLC	(141,648)	—
Net cash used in investing activities	(63,589,751)	(260,275)
Financing activities
Repayment of borrowings to beneficial owner	(1,275,000)	—
Capital Contributions	64,672,847	260,375
Net cash provided by financing activities	63,397,847	260,375
Net increase in cash	266	100
Cash, beginning of period	100	—
Cash, end of period	$366	$100
Supplemental cash flow information
Conversion of $64,000,000 in notes receivable, $5,470,685 in interest receivable and $1,072,111 in investment in Contribution and Unit Purchase Agreement for a 33 1/3 interest in Cannery Casino Resort, LLC	$70,542,796
Conversion of $4,282,454 in notes receivable and $502,631 in interest receivable for a 33 1/3 interest in NP Land, LLC	$4,785,085
Capital contribution of $118,266 due to member	$118,266
Contribution of 100% interest in OCM LandCo, LLC, valued at estimated fair value of its note receivable		$4,282,454

The accompanying notes are an integral part of these consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Basis of Presentation

The Company’s consolidated financial statements as of September 30, 2006, and for the three and nine month periods ended September 30, 2006, and from the period from inception (July 22, 2005) through September 30,  2005, include the accounts of the Company and its subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Post-Effective Amendment No. 2 to Form 10-SB filed with the Commission on October 20, 2006 (the “Post-Effective Amendment No. 2”), from which the December 31, 2005, balance sheet information is derived.

NOTE 2—Significant Acquisition

On September 22, 2006 (the “Closing Date”), the Company, through its subsidiary, acquired a 33 1/3% equity interest in Cannery Casino Resorts, LLC (“CCR”) and a 33 1/3% equity interest in NP Land, LLC (“NP Land”), both Nevada limited liability companies, (the “Acquisition”). The Acquisition was completed pursuant to the terms and conditions of the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”). The CUP Agreement was listed as an exhibit to the Post-Effective Amendment No. 2.

CCR, through subsidiaries, owns and operates The Cannery Casino and Hotel (“The Cannery”) and operates The Rampart Casino. The Rampart Casino is operated in leased space that is adjacent to a J.W. Marriott Hotel that is operated by the lessor in the northwest vicinity of Las Vegas, Nevada. The Rampart Casino’s amenities include approximately 1,230 slot machines, 26 table games, a race and sports book, three restaurants, multiple bars and an entertainment lounge. The amenities of The Cannery, which is located in North Las Vegas (a suburb of Las Vegas), include a 201 room hotel, approximately 1,920 slot machines, 33 table games (including 12 poker tables), a sports book, four restaurants, multiple bars, an indoor/outdoor entertainment venue and an entertainment lounge. Effective September 23, 2006, CCR temporarily operates the Nevada Palace Hotel and Casino (the “Nevada Palace”), a much smaller casino hotel and subject to a long-term lease with NP Land. NP Land owns, as its primary asset, the 22 acre site which the Nevada Palace is located, which is also the intended site of a new casino to be developed by CCR (“Cannery II”).  The Nevada Palace will be demolished to make way for Cannery II.

The Acquisition was made in consideration of the exchange of approximately $68.4 million of the Company’s loans receivable (plus accrued interest). These loans and the related purchases were financed by member contributions to the Company. In addition, on the Closing Date, approximately $17.4 million in cash was paid by CCR to a member of the Company, representing (i) the repayment of a loan and interest originally used to acquire the operating assets related to the Nevada Palace, (ii) the repayment of a loan and interest made to the beneficial owner of CCR to acquire the 33 1/3% equity interest in CCR for $70 million, and (iii) a security deposit made pursuant to the NP Land lease. The approximately

$17.4 million cash payment was financed from the proceeds of CCR’s credit facility pursuant to the terms of a syndicated credit agreement with Bank of America.

The following unaudited pro forma consolidated financial information gives effect to the Acquisition, as if the transaction occurred at the beginning of the respective periods. Unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of these periods:

	Three months ended 9/30/06	Nine months ended 9/30/06	From Inception through 9/30/05
Pro forma consolidated revenue	$1,295,966	$4,350,372	$1,122,806
Pro forma consolidated net income	$1,194,004	$4,130,232	$1,122,806

NOTE 3—Reclassification

During the quarter ended September 30, 2006, CCR agreed to reimburse the Company for legal costs incurred in connection with seeking gaming licenses in Pennsylvania. As a result, the Company reclassified $278,166 from gaming and related licenses to advances to CCR.

Item 2. Management Discussion and Analysis of Plan of Operation

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

The Company has had no revenue generating business activity and its main sources of income are derived from its two primary investments in CCR and NP Land. CCR operates three Las Vegas casinos, The Cannery, The Rampart Casino, The Nevada Palace, and, most recently, CCR acquired PA Meadows (the “PA Meadows Transaction”). NP Land owns the land of the current site of the Nevada Palace.

Operations Analysis

Until the Closing Date, the Company’s operations consisted primarily of interest income on loans to the beneficial owners of CCR and NP Land in connection with the CUP Agreement. At the Closing Date, the total interest accrued associated with such loans was converted into part of the Company’s cost of acquiring its equity interests in CCR and NP Land. Subsequently, for the eight days ended September 30, 2006, the Company’s 33 1/3% equity in the earnings of CCR and NP Land totaled $122,184 and $11,254, respectively.

CCR’s revenues, income from operations, and net income for the nine months ended September 30, 2006 were up 11%, 14%, and 1%, respectively, over the comparable period of the prior year primarily as a result of expansions completed at The Cannery in April and August and higher customer counts at The Rampart Casino through June 30, 2006. Subsequent to June 30, 2006, revenues and net income of The Rampart Casino have been negatively impacted by the opening of a new significant competitor in April 2006. The percentage increase in net income did not keep pace with the rate of increase for revenues and income from operations because of a loss recognized in connection with the refinancing of debt.

Liquidity and Capital Resources

During the period from inception (July 22, 2005) through December 31, 2005, the Company incurred costs associated with the CUP Agreement totaling $1.6 million and during the nine months ended

September 30, 2006, incurred additional costs associated with the CUP agreement of $2.5 million, of which $0.3 million was incurred during the three months ended September 30, 2006. These costs were partially offset by a reimbursement from CCR of $3.0 million. The remaining costs were paid for by member contributions.

During the period from inception (July 22, 2005) through December 31, 2005, and for the nine months ended September 30, 2006, the Company incurred additional costs associated with obtaining gaming and related licenses in Nevada and Pennsylvania totaling $0.9 million and $0.1 million, respectively, of which a combined total of $0.08 million was incurred during the three months ended September 30, 2006. For the costs incurred associated with obtaining Pennsylvania gaming licenses, totaling $0.3 million, the Company expects to receive reimbursement from CCR at the second closing of the PA Meadows Transaction. During the three months ending December 31, 2006, the Company expects to incur a nominal amount of additional costs associated with the CUP Agreement and in obtaining licenses in Nevada. These costs will be financed by member contributions.

Off Balance Sheet Arrangements

Credit Agreement

As of September 22, 2006, a subsidiary of the Company became an additional guarantor under the limited recourse guaranty executed in connection with the syndicated credit agreement entered into by CCR and three of its subsidiaries with Bank of America. Pursuant to the guaranty, all of the Company’s equity interest in CCR will be pledged pending approval by gaming authorities. The credit agreement is secured by substantially all of CCR’s real and personal property. The credit facility is comprised of a $110 million term loan and a $140 million revolving facility and matures on January 5, 2011. The proceeds from borrowings under the credit agreement were used to refinance $115 million of CCR’s then existing indebtedness, pay distributions, finance capital improvements, and fund general corporate operations. For more information about the credit agreement, please refer to Item 1 of the Post-Effective Amendment No. 2. As of September 30 2006, the outstanding principal amount of the term loan and revolving facility is $109,175,000 and $38,000,000, respectively.

Additional Commitment—PA Meadows Transaction

On July 26, 2006, a new subsidiary of CCR, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), amended its prior agreement to acquire from Magna Entertainment Corp., a Delaware corporation (“MEC”), all of the voting equity of three entities (the “Racing Entities”) that own and operate The Meadows™, an existing harness racetrack located in Pennsylvania.

In the PA Meadows Transaction, CCR would acquire certain licenses related to the existing racing operations and excess real estate, both of which are necessary for the construction of new contiguous facilities and the subsequent operation of a minimum of 1,800 and a maximum of 5,000 slot machines in the new facilities. The seller will have no involvement with the new slot machines and related new business activities. The PA Meadows Transaction contemplates two closings. In the first closing, consummated on July 26, 2006, PA Meadows acquired the Racing Entities and issued to MEC a note for $175 million to secure the cash purchase price obligation and a note for $25 million to secure the holdback obligation. Subject to certain conditions and upon receipt of the required regulatory approvals, PA Meadows will effect the second closing by repaying the $175 million note in cash and exchanging the $25 million holdback note for a holdback agreement, which will require a letter of credit or similar guarantee instrument to support the holdback. The second closing is expected to be on November 14, 2006, subject to certain conditions, including Pennsylvania regulatory approval.

As support for PA Meadows’ obligations under that certain Stock Purchase Agreement between PA Meadows and MEC, dated November 8, 2005, as amended by the first amendment dated July 26, 2006

(the “Racing Entities Purchase Agreement”), a subsidiary of the Company executed a $25 million equity commitment letter, which terminates at the second closing and such commitment letter was listed as an Exhibit to the Post-Effective Amendment No. 2.

In order to consummate the second closing of the PA Meadows Transaction, CCR and PA Meadows will need to arrange debt and/or equity financing, including the funding of the purchase price, equipment, a temporary casino facility, and a $50 million licensing fee with Pennsylvania. As of September 30, 2006, the Company has arranged for a $50 million letter of credit issued in support of the Pennsylvania licensing fee and, when such letter of credit is drawn, will be deemed to have made an additional $50 million equity investment in CCR. The Company is also committed to make up to an additional $25 million equity investment in CCR to support the operational needs of PA Meadows due to regulatory issues relating to the approval of certain gaming licenses. When the $50 million letter of credit is drawn down after the second closing, the Company’s percentage ownership in CCR will increase from 33 1/3% to 42%.

Recently Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principals (GAAP) and provides a consistent definition of fair value throughout accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

Critical Accounting Estimates and Policies

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Gaming and related licenses

Professional fees and other costs associated with the applications for licensure of the Company and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos, and treated as indefinite life intangible assets based on the expectations that such licenses will be granted, that they will enable the Company to hold direct and indirect ownership interests in gaming enterprises, and that it is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom. Accordingly, pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, such assets are to be evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.

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

There were no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

OCM HOLDCO, LLC
Registrant
Date: November 13, 2006	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager
Date: November 13, 2006	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager