Form 10KSB
period 2006-12-31
OCM HoldCo, LLC
filed 2007-03-29
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-52042

OCM HOLDCO, LLC

(Name of small business issuer in its charter)

Delaware	20-3626528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 South Grand Avenue, 28th Floor, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

(213) 830-6300
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Class A Membership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Revenues for the fiscal year ended December 31, 2006 were approximately $6.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐    No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-KSB and other filings of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements.” Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Company to successfully develop or acquire products and form new business relationships.

When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this annual report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this annual report on Form 10-KSB. You should also carefully review the risk factors described in the previously filed Form 10-SB and subsequent amendments thereto, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

ii

OCM HOLDCO, LLC

iii

PART I

Item 1.  Description of Business

THE COMPANY

Overview of the Company

The Company was initially formed on July 22, 2005, at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), each of which is a Delaware limited partnership and an affiliate of Oaktree Capital Management, LLC, a California limited liability company (“Oaktree”). The Company was formed for the primary purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”). The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•                  operates the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of northwest Las Vegas;

•                  operates the Nevada Palace Hotel and Casino (the “Nevada Palace”) located in Las Vegas, Nevada, which CCR intends to replace with a new casino and hotel complex (“Cannery East”); and

•                  owns The Meadows, an existing harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it is currently constructing a temporary casino and intends to construct a permanent casino.

Oaktree is a Los Angeles-based investment management firm with over $35 billion in assets committed to management in specialized investment strategies. These strategies include distressed debt, high yield bonds, convertible securities, emerging market equities, power infrastructure investments, principal investments for corporate control, real estate investments, mezzanine financing and Japanese equity securities. Oaktree has approximately 350 employees, with offices in Los Angeles, New York, Connecticut, London, Frankfurt, Luxembourg, Tokyo, Hong Kong and Singapore. Oaktree is led by Howard Marks, Chairman, and Bruce Karsh, President. Oaktree is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. The Oaktree Funds are the fourth closed-end “principal” funds that the professionals who invest and manage the Oaktree Funds have organized since 1994 for the purpose of making control-oriented equity investments.

Ownership of the Company

All of the Company’s issued and outstanding voting equity, the Class A Membership Units, are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of the Company’s issued and outstanding non-voting equity, the Class B Membership Units, are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned equally by eight individuals, seven of whom are principals of Oaktree and one of whom is a managing director of Oaktree (collectively, the “VoteCo Equityholders”). InvestCo is owned principally by the Oaktree Funds, which hold all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Membership Units or Class B Membership Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of the Company’s managers (the “Managers”). The Company has issued Class B Membership Units to InvestCo, which units do not entitle the holders thereof to any voting rights

(except as otherwise required by applicable law). The Class B Membership Units allow InvestCo and its investors, including the Oaktree Funds, to invest in the Company without having any voting power or power to control the operations or affairs of the Company (except as otherwise required by law). If InvestCo and its investors, including the Oaktree Funds, had any power to control the operations or affairs of the Company, they and their respective constituent equityholders would generally be required to be licensed or found suitable pursuant to the gaming laws and liquor codes of the jurisdictions in which its properties are located.

VoteCo, InvestCo, the Company and each of the Company’s wholly-owned subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.

Acquisition of Equity Interests in CCR and NP Land; Acquisition of The Meadows

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of a Contribution and Unit Purchase Agreement, dated as of May 10, 2005, as amended and restated in its entirety by the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”). The parties to the CUP Agreement were William Paulos, William Wortman, Millennium Gaming, Inc., a Nevada corporation wholly-owned by Messrs. Paulos and Wortman (“Millennium”), CCR, AcquisitionCo, and other entities named therein. On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33-1/3% to 42%.

Key features of the transactions completed during 2005 and 2006 pursuant to the CUP Agreement include the following:

•                  On September 30, 2005, the first series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned an aggregate of $10,607,245 (the “InvestCo NP Loans”) and $4,282,454 (the “LandCo Loan”) to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.

•                  On January 5, 2006, the second series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the “AcquisitionCo Loan”) and $5,125,000 (the “InvestCo/MGIM Loan”) to enable MGIM, LLC to acquire from an unrelated third party a 33-1/3% interest in CCR for a total purchase price of $70 million.

•                  On September 22, 2006, the day after receiving the required regulatory approvals, the last of the series of transactions contemplated by the CUP Agreement was completed, and the Company acquired a 33-1/3% interest in each of CCR and NP Land in exchange for cancellation of loans of $64 million and $4,282,454, plus accrued interest of $5,470,685 and $502,631, respectively.

•                  The InvestCo NP Loans, the LandCo Loan, the AcquisitionCo Loan and the InvestCo/MGIM Loan each accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the final closing of the equity purchase pursuant to the CUP Agreement. The loans were financed by capital contributions from InvestCo.

On July 26, 2006, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), acquired all of the capital stock in entities owning and operating The Meadows harness racetrack and issued to the seller a note for $175 million to secure a cash purchase price obligation, and a note for $25 million to secure a holdback obligation. The acquisition was pursuant to two agreements: (i) a Stock Purchase Agreement between PA Meadows and Magna Entertainment Corp., a Delaware corporation (“MEC”), dated November 8, 2005, as amended by a first amendment dated July 26, 2006, and (ii) a Post-Closing and Note Issuance Agreement dated July 26, 2006 by and between PA Meadows, MEC and the parties named therein. On November

14, 2006, PA Meadows paid $175 million in cash and delivered a $25 million holdback agreement to MEC, in full satisfaction of the notes issued to MEC on July 26, 2006. The acquisition was financed by a $50 million equity contribution from the Company to CCR and proceeds from two syndicated credit facilities. In exchange for the $50 million equity contribution to CCR, CCR issued additional equity interests to AcquisitionCo, causing the Company’s percentage ownership in CCR to increase from 33-1/3% to 42%.

Messrs. Paulos and Wortman, through Millennium, own the remaining 58% of the equity interests in CCR and continue to play a substantial role in the management of the business. Mr. Wortman also owns the remaining 66-2/3% of the equity interests in NP Land.

Employees

The Company has no employees, other than its two managers, Mr. Kaplan and Mr. Beck, who receive no compensation from the Company for their services.

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS

CCR was organized on May 22, 2001. In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations. In July 2006, CCR acquired The Meadows, which it currently owns and operates and where it is constructing a new casino. In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which operations will continue until its demolition, and also began construction of Cannery East. Today, CCR, through its subsidiaries, operates The Cannery, the Rampart Casino, the Nevada Palace and The Meadows, and is constructing new casinos at The Meadows and the Nevada Palace.

The Cannery and the Rampart Casino are both currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”), which is 95% owned by Mr. Paulos and Mr. Wortman. MMG II also manages the Nevada Palace temporarily, pending its demolition, and will manage Cannery East when subsequently constructed. MMG II or an affiliate of MMG II is expected to manage casino operations at The Meadows, once such operations commence.

The Cannery

In January 2003, approximately a year and three months after commencement of construction in September 2001, CCR, through a subsidiary, commenced operations at The Cannery.

The Cannery is an approximately 28-acre hotel, casino, entertainment and parking complex owned by CCR and located in North Las Vegas, Nevada. The Cannery recently completed a $40 million expansion project and now features approximately 72,000 square feet of casino space, including 1,961 slot/video poker machines, 37 table games (including 12 poker tables), a poker room, and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 201 hotel rooms. In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant, a steakhouse and a franchised donut shop; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge, a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), including valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Cannery has been designed to promote traffic at its full-service casino facility and to provide customers with a wide variety of gaming alternatives. To accentuate The Cannery’s World War II industrial theme and resemblance of a 1940’s era cannery, the casino includes an approximately 120-foot high smokestack that is visible for several miles from all directions and provides signage for the facility. The Cannery is located near I-15 and I-95 and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.

The Rampart Casino

In December 2002, CCR, through a subsidiary, commenced operations at the Rampart Casino under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc., a Nevada corporation (“Hotspur”).

The Rampart Casino is situated within the JW Marriott Las Vegas Resort, Spa & Golf at the Resort at Summerlin, located in the Summerlin area of northwest Las Vegas. The Rampart Casino’s facilities consist of approximately 50,000 square feet of casino space, over 1,200 slot machines, 26 table games, a race and sports book, three restaurants, multiple bars, and an entertainment lounge. The JW Marriott Las Vegas Resort is located on over 50 acres of land and consists of a hotel with over 500 guest rooms and suites, a spa, and several restaurants.

The Rampart Casino targets frequent local gaming patrons living in Summerlin, a 22,500-acre master-planned community with approximately 60,000 households, adjacent to the Summerlin Parkway and within close proximity to six golf courses. In addition, due to its central location within the JW Marriott Las Vegas Resort, the Rampart Casino benefits from resort and conference visitor traffic.

The Resort at Summerlin, which included the Regent Hotel and Casino, was originally constructed in 1997. In November 2000, the hotel and casino filed for bankruptcy. The Regent Hotel and Casino was acquired out of bankruptcy in November 2001 by Hotspur Resorts Nevada, Inc., the parent of Hotspur, and, in December 2001, was renamed the JW Marriot Las Vegas Resort, Spa & Golf at the Resort at Summerlin.

Cannery East / Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land. In January 2007, CCR commenced construction of Cannery East, a new, much larger, modern casino hotel complex to replace the Nevada Palace, which will be operated temporarily and demolished prior to opening Cannery East. The acquisition of the Nevada Palace and the construction of Cannery East were financed with proceeds from a syndicated loan facility. For more information about the syndicated loan facility, see the Company’s Post-Effective Amendment No. 2 to Form 10-SB filed with the SEC on October 20, 2006. The Company expects Cannery East to open during the first quarter of 2008.

Cannery East is being constructed on the current site of the Nevada Palace on the Boulder Strip in east Las Vegas, eight miles from McCarran International Airport. Cannery East will target frequent local gaming patrons, the same demographic targeted by The Cannery and the Rampart Casino. Cannery East is expected to be similar in nature to The Cannery, featuring a significantly larger complex and complement of amenities and services than the current Nevada Palace, including improved casino, hotel, entertainment, restaurant and other amenities. Cannery East will have approximately 2,000 slot machines and 26 table games, and will include a 308-room hotel, five restaurants, six bars and a nightclub.

The Nevada Palace’s current facilities include, among other amenities, approximately 200 hotel rooms and 485 slot machines and, while temporarily operated by CCR, are expected to account for less than 10% of CCR’s consolidated revenues. During the construction of Cannery East, CCR plans to operate the Nevada Palace until it is no longer feasible to do so without unduly disrupting either the operations of Nevada Palace or the construction of Cannery East. Although it is difficult to predict how long the Nevada Palace can continue to operate, CCR believes it may be possible to operate the Nevada Palace until a few months before the opening of Cannery East, but there can be no assurance that CCR will be able to continue operations at the Nevada Palace for that period of time.

The primary assets of NP Land are approximately 22 acres of land, the current site of the Nevada Palace, which land is leased to a wholly-owned subsidiary of CCR.

The Meadows

In 2006, CCR, through its indirect subsidiary, PA Meadows, acquired from MEC all of the capital stock of entities owning and operating The Meadows harness racetrack. The acquisition was financed in part with proceeds from two syndicated loan facilities. For more information about these loan facilities, see the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006. Concurrently with the acquisition, PA Meadows and its wholly-owned subsidiaries entered into a Racing Services Agreement, whereby a wholly-owned subsidiary of MEC (the “MEC Operator”) would continue to operate the Meadows racetrack for a minimum term of five years unless terminated earlier under certain circumstances. Under the Racing Services Agreement, the MEC Operator receives all revenues from and is liable for all of the costs associated with the racing operations, after paying PA Meadows a fixed fee of $50,000 per year, and generally indemnifies CCR and its affiliates against losses arising from all obligations and liabilities of the racing operations, subject to certain exceptions. In addition, MEC agreed to guarantee the financial obligations of the MEC Operator. As a result, during the term of the Racing Services Agreement, CCR’s principal economic interest in the racing operations will consist of the $50,000 in annual fixed fees paid by the MEC Operator.

On December 20, 2006, the Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows. Currently, PA Meadows is constructing a temporary facility for the casino, which it expects will open in mid-2007 and will house approximately 1,800 slot machines. After the opening of the temporary casino, PA Meadows expects to begin construction of a permanent casino. PA Meadows expects that the permanent casino will be completed within approximately two years of the opening of the temporary casino and will house approximately 3,000 slot machines.

The regulatory structure in Pennsylvania is new, and therefore it is uncertain whether the remaining approvals and licenses can be obtained within the time frame currently contemplated and, therefore, when the temporary facility for the casino at The Meadows will be completed, when the permanent facility for the casino at The Meadows will be constructed or, once constructed, when either facility will be open for business. For more information about the required regulatory approvals, see “Item 1. Regulatory Matters—Pennsylvania Gaming Laws and Regulations” below.

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, are located within a rapidly growing metropolitan area in the United States. According to the U.S. Census Bureau, between 1995 and 2005 Clark County’s population grew approximately 66%, more than five times the U.S. population growth of approximately 12% over the same period of time. According to Clark County demographers, county population growth slowed somewhat to approximately 4% between 2004 and 2005 but still remained above the national average. The Cannery, the Rampart Casino and the Nevada Palace are all located in Clark County. CCR’s management believes that the growth in Clark County’s population has been driven, in part, by Nevada’s favorable climate and tax structure, low unemployment, and a strong real estate market.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, downtown Las Vegas and Laughlin. The Nevada Commission estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis. In conjunction with the growth of the Clark County population, gaming revenues for the Las Vegas locals gaming market has experienced steady increases. According to the Nevada Commission, total win from nonrestricted gaming operations in the Las Vegas locals gaming market grew from approximately $1.7 billion in 2002 to approximately $2.1 billion in 2004 and approximately $2.7 billion in 2006, representing an annual growth rate between 2002 and 2004 of 10% and between 2004 and 2006 of 14%.

The specific submarkets for The Cannery, the Rampart Casino and the Nevada Palace are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, a rapidly growing city in the United States. According to the Nevada Commission, total win from nonrestricted gaming operations grew in North Las Vegas from approximately $202 million in 2002 to approximately $258 million in 2004, an annual rate of 14%. From 2004 to 2006, such win increased to approximately $314 million, an approximately 11% annual increase over 2004. The  Cannery is located a few miles from I-95 and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.

Summerlin

The Rampart Casino is located in the Summerlin area of northwest Las Vegas, a 22,500-acre, master-planned community with approximately 60,000 households, adjacent to the Summerlin Parkway and within close proximity to six golf courses. Because the Summerlin area is categorized with the balance of Clark County in the Nevada Commission’s revenue reports, specific annual gaming revenues for the Summerlin area cannot be determined. CCR management believes that the Rampart Casino’s primary market consists of frequent local gaming patrons who seek a friendly atmosphere and convenience, as well as higher-than-average payout rates for slot machines and video poker games. In addition, due to its central location within the JW Marriott Resort, the Rampart Casino benefits from resort and conference visitor traffic.

The Boulder Strip

The Nevada Palace is located and Cannery East will be located along the Boulder Highway, known as the “Boulder Strip.” According to the Nevada Commission, the Boulder Strip, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations grow from approximately $666 million in 2002 to approximately $792 million in 2004 and approximately $930 million in 2006. This growth represents an average annual growth rate of 10% between 2002 and 2004 and 9% between 2004 and 2006. CCR management believes that the Boulder Strip has become and is likely to remain popular with Las Vegas locals. The Boulder Strip is known as a popular “off Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.

Pennsylvania Gaming Market

The Meadows Racetrack is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located twenty-five miles from the city of Pittsburgh. CCR management believes that a casino at The Meadows will compete in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market would likely be the greater Pittsburgh metropolitan area. Of the states in the Meadows casino’s greater market, only West Virginia has established slot machine gaming. Slot machine gaming is new to Pennsylvania, and only one slots casino is currently operating in the greater Pittsburgh metropolitan area: Presque Isle Downs & Casino in Erie, Pennsylvania, which is approximately 146 miles from the Meadows Racetrack. Ohio does not permit slot machine gaming.

Competition

The casino-hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas. Competition with the Company’s casino at The Meadows, once it is completed and commences operations, is likely to come from racetrack-based casinos in West Virginia. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

Under the terms of CCR’s amended and restated operating agreement, Millennium and its affiliates, on the one hand, and AcquisitionCo and its affiliates (including the Company), on the other, must offer gaming opportunities first to CCR prior to pursuing any such opportunity outside CCR. Generally, no manager of CCR may serve as a manager, officer, director or employee of any casino operating or holding company, except that a manager may serve in such capacities with respect to CCR or its subsidiaries or entities that hold equity in the Company (other than Oaktree or investors in the Oaktree Funds). Nevertheless, a manager may serve as a manager, officer, director or employee of: (i) a casino operating or holding company formed to pursue a gaming opportunity offered to but not accepted by CCR; (ii) a casino operating or holding company formed to pursue certain opportunities in Mexico; (iii) in the case of Mr. Wortman, Renata’s Casino in Henderson, Nevada; or (iv) in the case of Mr. Wortman or Mr. Paulos, the Greektown Casino in Detroit, Michigan.

Las Vegas Locals Gaming Market

The growth in gaming revenue in the Las Vegas locals gaming market has led to a highly competitive market to attract business of Las Vegas locals. In addition to established casinos, CCR faces competition from smaller casinos, supermarkets, bars and convenience stores that offer gaming.

The closest casino competitors to The Cannery are Aliante Station and Santa Fe Station (which, as of March 29, 2007, is still under construction), which are approximately five and six miles, respectively, from the site of the casino, although outside of The Cannery’s primary market area. Other competitors (each more than six miles from The Cannery) include Texas Station Gambling Hall and Fiesta Rancho. Each of these four competitors is owned by Station Casinos, Inc., a publicly traded company. Together, they account for over 6,500 slots, over 100 tables and over 500 hotel rooms and suites. The closest competitor to the Rampart Casino is Suncoast Casino, which is within close proximity to the Rampart Casino. In addition, a nearby Red Rock Station casino opened April 18, 2006 and has resulted in significant competition for the Rampart Casino. The next closest competitors, Texas Station, Fiesta Station, and Arizona Charlie’s — Decatur, are each more than five miles away, outside of the Rampart Casino’s primary market area. The Boulder Strip, where Nevada Palace is located and Cannery East will be located, is home to many competitors. Prominent casinos along the Boulder Strip include Sam’s Town Hall & Gambling Hall, operated by Boyd Gaming Corporation; and Sunset Station, Boulder Station, Green Valley Ranch and Fiesta Henderson, each owned by Station Casinos, Inc. These competitors generally have from 1,500 to over 3,100 slots, 25 to 70 tables (including poker) and 200 to over 600 hotel rooms and suites. Nevada Palace and a few other smaller casinos along the Boulder Strip lack the necessary facilities and other amenities to effectively compete in this prominent sub-market.

Las Vegas Strip and Downtown Las Vegas Gaming Market

The Las Vegas Strip is the location of dozens of casinos, including the largest and newest mega-casinos that Las Vegas has to offer. In addition, the downtown Las Vegas area includes approximately 15 casinos on or near Fremont Street in old Las Vegas. Casinos located on the Las Vegas Strip or in downtown Las Vegas are typically tourist destinations and generally do not target the locals gaming market.

The Neighborhood Casino Act

In 1997, the Nevada Legislature passed Senate Bill No. 208 (the “Neighborhood Casino Act”), enacting laws which possibly create significant barriers to new competition in CCR’s local gaming markets by limiting future casino development in certain areas of Clark County, Nevada. Those laws were amended in 2001. With certain specified exemptions, the Neighborhood Casino Act restricts non-restricted gaming to certain designated gaming enterprise districts, and imposes potentially burdensome requirements on applicants proposing to have new locations designated as gaming enterprise districts by the applicable county, city or town body with jurisdiction.

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows is likely to be two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia. The Wheeling Casino is approximately 34 miles from the Meadows Racetrack and is an established racetrack and slot machine gaming center with approximately 2,400 slots. The Mountaineer Casino is approximately 50 miles from the Meadows Racetrack and is an established racetrack and slot machine gaming center with approximately 3,200 slots. Pennsylvania has licensed 11 slot machine gaming facilities throughout the state. In addition, one harness racetrack-based casino license and two hotel resort-based casino licenses remain available. Competitors to a casino at The Meadows would depend upon the allocation of the slot machine licenses by the Pennsylvania Board. The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from the Meadows Racetrack. In addition, on December 20, 2006, the Pennsylvania Board awarded to PITG Gaming, LLC the one license reserved in Pittsburgh (approximately 35 miles north of the Meadows Racetrack) for a stand-alone slot machine casino permitting operation of up to 3,000 slot machines (and up to an additional 2,000 slot machines after six months of operation). Two hotel resorts located within a 100-mile radius of the Meadows Racetrack, Seven Springs Mountain Resort and Nemacolin Woodland Resort, applied and then withdrew applications for resort hotel-based slot machine licenses permitting the operation of up to 500 slot machines. The Pennsylvania Board is currently contemplating accepting new applications for the two authorized resort hotel-based slot machine licenses.

Business and Marketing Strategy

CCR aims to target the locals gaming market and capitalize on strong demographic trends. In addition, CCR seeks to position its gaming assets to cater to the propensity of the local residents to participate in casino-style gaming in proximity to where they live. CCR management believes that CCR’s Las Vegas casinos also benefit from Nevada regulatory restrictions that have the effect of limiting competition in the gaming industry, including the Neighborhood Casino Act. For more information on the Neighborhood Casino Act, see “Item 1. Cannery Casino Resorts—Competition—The Neighborhood Casino Act” above.

Strong Management Team.

The day-to-day operations of CCR are managed by Mr. Paulos and Mr. Wortman, each of whom have had significant gaming industry experience. Mr. Paulos previously served as President of Primadonna Resorts, Inc., which through subsidiaries owned and operated various casino-hotel properties, including Buffalo Bill’s, Whiskey Pete’s, the Primm Valley Inn and Resort, and New York-New York Casino Resort, where he also served on the board of directors. Mr. Paulos has served as Chief Operating Officer of Crown Casino Limited, where he was responsible for the construction and opening of its casino in Melbourne, Australia, and as Senior Vice President of Circus Circus Enterprises, Inc., where he had primary responsibility for the development of the Excalibur and Luxor casinos. Mr. Wortman previously served as Chairman and Chief Executive Officer of Palace Casinos, Inc. In addition to Nevada Palace, he previously owned and operated the Fallon Nugget and Bonanza Inn in Fallon, Nevada and Renata’s/Sunset Lanes in Henderson, Nevada. Mr. Wortman held various senior positions at Caesars Palace Las Vegas, including Treasurer, Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations, and served as President and Chief Operating Officer of Caesars Tahoe.

Targeted Customer Base.

CCR’s operating strategy aims to attract and retain customers primarily from the locals market through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations. CCR’s primary customers are located within a five-mile radius of its casinos, and CCR focuses its marketing efforts on those patrons.

High-Value Customer Experience.

In order to provide a high-value gaming experience, CCR focuses on slot and video poker machine play. CCR management believes that by offering a wide variety of high quality slot and video poker games, its casinos attract locals and repeat visitors. CCR management is committed to providing a high-value entertainment experience through restaurant, hotel and other entertainment amenities to attract local gaming patrons.

Creative Marketing and Promotional Programs.

CCR management believes that promotions and  promotional events are one of the primary factors to success in the locals gaming market. CCR employs a marketing strategy that utilizes innovative, frequent and high-profile promotional programs in order to attract and retain customers and establish a high level of name recognition for CCR’s casinos. In addition to aggressive marketing through television, radio and newspaper advertising, CCR creates and sponsors promotional events and has established and promotes an exclusive players club.

Operating Efficiencies.

By operating casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies. For example, The Cannery and the Rampart Casino participate in the same players club, which provides casino patrons with the opportunity to win points at either location and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts. In addition, CCR realizes equipment cost savings from, among other things, identical player tracking systems in its casinos. These player tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions. Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2006, CCR and its subsidiaries had approximately 2,146 active employees and approximately 1,673 full-time equivalent employees. Of these employees, 74 are unionized. CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture. Employees are offered competitive salaries and a benefits package.

Environmental Matters

The operations and properties of The Cannery, the Rampart Casino and the Nevada Palace (and, when constructed, Cannery East) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management and NP Land management believe that their respective operations and properties are in compliance in all material respects with all applicable environmental laws. Based upon their experience to date, CCR management and NP Land management believe that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective financial condition or results of operations.

The operations and properties of the Meadows racetrack also are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management believes that these operations and properties are in compliance in all material respects with all environmental laws. In addition, pursuant to the terms of the Stock Purchase Agreement between PA Meadows and MEC and the Racing Services Agreement with the MEC Operator, MEC and the MEC Operator have agreed to indemnify PA Meadows against certain losses arising from liabilities under the environmental laws and related to acts, omissions, conduct or circumstances occurring prior to the closing of the transactions contemplated by the Stock Purchase Agreement. As a result, CCR management believes that the future cost of compliance with and liability under existing environmental laws applicable to the Meadows racetrack will not have a material adverse effect on PA Meadows’ financial condition or results of operations.

REGULATORY MATTERS

The Company is subject to gaming regulation in Nevada and gaming and harness racing regulation in Pennsylvania. The ownership and operation of casino gaming facilities in Nevada are subject to the gaming laws and regulations of the State of Nevada, including the Nevada Gaming Control Act (such laws and regulations, the “Nevada Act”), and the licensing and regulatory control of the Nevada Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board, the City of Las Vegas and the City of North Las Vegas (collectively, the “Nevada Gaming Authorities”). The ownership and operation of slot machine facilities in Pennsylvania are subject to the Pennsylvania Race Horse Development and Gaming Act (such laws and regulations, the “Pennsylvania Act”) and the licensing and regulatory control of the Pennsylvania Board. The ownership and operation of harness racing tracks in Pennsylvania are subject to the harness racing laws and regulations of the Commonwealth of Pennsylvania, including the Race Horse Industry Reform Act (such laws and regulations, the “RHIRA”), and the licensing and regulatory control of the Pennsylvania State Harness Racing Commission (“Pennsylvania Commission”).

Nevada Gaming Laws and Regulations

The Nevada Act and the regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things, the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity and the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments. Changes in such laws, regulations and procedures could have an adverse effect on CCR’s gaming operations and the Company’s indirect investment in CCR.

Licensing Requirements and 2006 Approvals

In 2006, certain required approvals were obtained from the Nevada Gaming Authorities in connection with the Company’s acquisition of its equity interests in CCR and NP Land. Such approvals included:

•                  the Company was registered as a “publicly traded corporation” as that term is defined by the Nevada Act (a “Registered Company”);

•                  the Company, VoteCo, and AcquisitionCo were registered as holding or intermediary companies and found suitable; and

•                  the VoteCo Equityholders received various approvals including licensure as members and managers, as applicable, of VoteCo and findings of suitability as controlling members and managers, as applicable, of the Company.

While the direct and indirect holders of Class B Membership Units of the Company were not mandatorily required to be found suitable in connection with the Company’s acquisition of equity interests in CCR and NP Land, they remain subject to the discretionary authority of the Nevada Gaming Authorities and can be required to file an application and have their suitability determined, or to dispose of their investment in the Company.

The Nevada Gaming Authorities may require additional licensing or suitability applications. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

Consequences of Being Found Unsuitable or Violating Gaming Laws

If the Nevada Gaming Authorities were to find an officer, manager or key employee of CCR, the Company, VoteCo or AcquisitionCo unsuitable to continue having a relationship with these entities, the companies involved would have to sever all relationships with such person. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that the Nevada Act was violated by CCR, the Company, VoteCo or AcquisitionCo, the gaming licenses held by CCR’s subsidiaries and affiliates could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violator and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate The Cannery, the Rampart Casino, the Nevada Palace or, when constructed, Cannery East and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact casino revenues and cause the Company to suffer financial loss.

Ongoing Obligations of Gaming Licensees and Beneficial Securities Holders

On September 21, 2006, the Nevada Commission issued an order of registration of the Company (the “Final Order”), which was immediately effective. The Final Order prohibited (1) VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of the Company’s Class A Membership Units or Class B Membership Units or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission, and (2) the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

After the Final Order was issued, the Company, VoteCo and AcquisitionCo became subject to detailed ongoing financial and operating reporting requirements to the Nevada Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, VoteCo and AcquisitionCo must be reported to, or approved by, the Nevada Commission.

Regardless of the number of shares held, any beneficial holder of a Registered Company’s voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of a Registered Company’s voting securities to report the acquisition to the Nevada Commission, and such person may be required to be found suitable. The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of a Registered Company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. Also under certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a Registered Company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Company, a change in the corporate charter, bylaws, management, policies or operations of a Registered Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding a Registered Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•                  voting on all matters voted on by stockholders or interest holders;

•                  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•                  other activities that the Nevada Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of equity securities if the record owner, after request, fails to identify the beneficial owner. Any member found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a Registered Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or hold a voting security or other equity security issued by the Company or to have any other relationship with the Company, the Company:

•                  pays that person any dividend or interest with respect to voting securities of the Company;

•                  allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•                  pays remuneration in any form to that person for services rendered or otherwise; or

•                  fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt or non-voting security of a Registered Company to file applications, be investigated and be found suitable to own the debt or non-voting security of a Registered Company. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Company can be sanctioned, including by revocation of its approvals, if without the prior approval of the Nevada Commission, the Registered Company:

•                  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•                  recognizes any voting right by such unsuitable person in connection with such securities;

•                  pays the unsuitable person remuneration in any form; or

•                  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

The Nevada Act provides that changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission. Entities and persons seeking to acquire control of a Registered Company must satisfy the Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Company. The Nevada Commission may also require controlling stockholders, members, partners, officers, directors and other persons having an ownership interest in or a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons, and who proposes to become involved or is involved in a gaming venture outside of Nevada (“Foreign Gaming”), is required to deposit certain funds with the Nevada Board in order to pay the expenses of investigation of the Nevada Board of their participation in such Foreign Gaming. Thereafter the licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the Foreign Gaming operation, fails to conduct the Foreign Gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of  Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with, a person in the Foreign Gaming operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Pennsylvania Gaming Laws and Regulations

The ownership and operation of slot machine facilities in Pennsylvania are subject to extensive state regulation by the Pennsylvania Board under the Pennsylvania Act and the regulations of the Pennsylvania Board. The Pennsylvania Board has broad discretion regarding the issuance, renewal, revocation and suspension of slot machine licenses. The Pennsylvania Act, and the regulations promulgated thereunder, concern primarily the good character, honesty, integrity and financial stability of slot machine licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in slot operations.

On December 20, 2006, the Pennsylvania Board approved WTA to receive a Category 1 Slot Machine License. The

Category 1 Slot Machine License was issued upon completion of a background investigation and initial satisfaction of certain conditions set by the Pennsylvania Board. The holder of a Category 1 Slot Machine License may operate up to 3,000 slot machines and, with the approval of the Pennsylvania Board, up to an additional 2,000 slot machines after six months of operation. Prior to the commencement of slot machine operations, WTA must obtain additional approvals from the Pennsylvania Board, such as approval of internal controls and equipment, licensing of employees and the successful completion of gaming test days.

As pre-conditions to receiving its license, WTA had to demonstrate, by clear and convincing evidence to the satisfaction of the Pennsylvania Board, that WTA and its affiliates are persons of good character, honesty, integrity and that their prior activities, reputation, habits and associations do not pose a threat to the public interest or the effective regulation and control of slot machine operations or create or enhance the danger of unsuitable, unfair or illegal practices, methods and activities in the conduct of slot machine operations or in the carrying on of the business and financial arrangements incidental thereto. WTA also had to demonstrate by clear and convincing evidence the adequacy of its financial resources, the financial stability, integrity and responsibility of it and its affiliates, and the integrity of all financial backers, investors, mortgagees, bondholders and holders of indentures, notes or other evidences of indebtedness, either in effect or proposed, except that banking or licensed lending institutions and certain institutional investors may be waived from the qualification requirements. WTA had to show by clear and convincing evidence that it has sufficient business ability and experience to create and maintain a successful, efficient operation.

As a licensee, WTA is obligated to develop and implement a diversity plan to assure that all persons are accorded equality of opportunity in employment and contracting, which it has done. WTA is also required to maintain certain records, which shall be made available to the Pennsylvania Board upon request. In addition, WTA is required to hold a license issued by the Pennsylvania Commission to conduct harness racing meets. WTA holds a license from the Pennsylvania Commission to conduct harness racing meets.

As a licensee, WTA is obligated to fully cooperate with the Pennsylvania Board in the conduct of any inquiry or investigation and provide any supplementary information as may be requested. Currently, there are no such inquiries or investigations being conducted about WTA or its affiliates, other than the usual and customary investigations of any licensee and investigations related to the construction and opening of the facility.

No executive-level Pennsylvania state employee, public official or party officer, or any of their immediate family members, may have a financial interest in a licensed gaming entity, be employed by any gaming entity or affiliate thereof or solicit or accept any service or discount not offered to the general public from a gaming entity or affiliate. No applicant, affiliate, intermediary, subsidiary or holding company may possess a greater than one-third ownership or financial interest in another slot machine licensee or person eligible to apply for a Category 1 Slot Machine License. A licensed entity or officer, director or principal employee of a licensee may not make any contribution to a candidate for nomination or election to any public office in Pennsylvania.

The Pennsylvania Board may deny an application or suspend or revoke a license of a person or applicant who has failed to prove to the satisfaction of the Pennsylvania Board that the person or applicant is qualified in accordance with the Pennsylvania Act, who has violated the Pennsylvania Act, who is disqualified under the criteria set forth in the Pennsylvania Act, who provided false or misleading information to the Pennsylvania Board, who has materially departed from a representation made in the application for a license or who has failed to comply with applicable Federal or state laws or regulations. If the Pennsylvania Board does not approve a slot machine license application based on a finding that an individual who is a principal or has an interest in the entity applying for licensure does not meet the character requirements or any other eligibility requirement or is in violation of the change in ownership and control provisions of the Pennsylvania Act, the Pennsylvania Board may permit the individual or entity the opportunity to divest completely his or her interest in the entity and related entities. The Pennsylvania Board must approve the terms and conditions of divestiture, but the Pennsylvania Act requires that the compensation for the divested interest not exceed the cost of the interest.

On February 27, 2007, WTA paid a one-time license fee in the amount of $50 million. As a Category 1 Slot Machine licensee, WTA is subject to a daily tax of 34%, a local county share assessment of 2%, a local municipality share assessment of 2% but no less than $10 million, an additional daily assessment of 5% of its daily gross terminal revenue, and a 1.5% tax on gross terminal revenue. A licensee shall also pay a daily assessment to the Pennsylvania

Race Horse Development Fund in a maximum amount of 12% of daily gross terminal revenue as determined by the Department of Revenue. WTA is also responsible for the costs of investigation and regulation.

A license or permit issued by the Pennsylvania Board is a privilege and, except as set forth below, may not be sold, transferred or assigned to any person, nor shall a licensee or permittee pledge or otherwise grant a security interest in a license. A licensee must notify the Pennsylvania Board prior to or immediately upon becoming aware of any proposed or contemplated change of ownership by a group or person which involves (i) more than 5% of the licensee’s ownership interests, (ii) more than 5% of the ownership interests of an entity that owns, directly or indirectly, at least 20% of the voting or other ownership interests of the licensee, (iii) a sale, other than in the ordinary course of business, of a licensee’s assets, or (iv) any other transaction or occurrence deemed to be relevant by the Pennsylvania Board. A purchaser of the assets of a licensee other than in the ordinary course of business or of more than 20% of the licensee’s ownership interests must independently qualify for a license and pay a new license issuance fee of $50 million. However, the fee is subject to reduction in the discretion of the Pennsylvania Board.

Slot machine licenses must be renewed annually. If a completed renewal application is received in a timely manner, the license shall remain in effect unless and until the Pennsylvania Board denies or renews the license.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission. Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”). Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc., each holds one of the five Harness Racing Licenses. Presently, one of the remaining three Harness Racing Licenses remains unissued and is currently the subject of litigation between the Pennsylvania Commission and two potential licensees.

Once a Harness Racing License has been issued, the RHIRA provides that such license shall remain in effect so long as the licensee complies with all conditions, rules, regulations and provisions of the RHIRA. Harness Racing Licenses are not transferable. The RHIRA requires that each holder of a Harness Racing License shall, within ten days after any transfer of stock comprising an interest of 5% or more of such licensee, notify the Pennsylvania Commission of such transfer. Such licensee must also file with the Pennsylvania Commission affidavits from the proposed transferees setting forth certain required information regarding the proposed transfer and the proposed transferee.

Since PA Meadows purchased the stock of the entities that own and operate The Meadows, the MEC Operator has continued to conduct harness racing at the site of the Meadows racetrack and operate the racing operations. As such, and in connection with such activities, the MEC Operator has made appropriate application to the Pennsylvania Commission.

If the Pennsylvania Commission determines that it is inconsistent with the public interest, convenience or necessity, or with the best interest of racing generally, for any person to continue as the holder of an equity interest in a licensee or any parent or affiliate of a licensee, the Pennsylvania Commission may order such person to dispose of such interest in a licensee within a period of time specified by the Pennsylvania Commission.

The Pennsylvania Commission may refuse to grant a Harness Racing License or may suspend or revoke a Harness Racing License without a prior hearing if it determines by a preponderance of the evidence that (i) a licensee, its officers, employees or agents have not complied with the conditions, rules, regulations and provisions of the RHIRA and (ii) it would be in the public interest, convenience or necessity to revoke or suspend the subject license. Such refusal, suspension or revocation may be premised upon, among other things, a determination by the Pennsylvania Commission that (a) any officer, director, member or stockholder of the licensee or any parent or affiliate of the licensee (1) has been convicted of a crime involving moral turpitude, (2) has engaged in bookmaking or other forms of illegal gambling, (3) has been found guilty of any fraud or misrepresentation in connection with racing or breeding, (4) has been found guilty of any violation or attempt to violate any law, rule or regulation of any racing jurisdiction for which suspension from racing might be imposed in such jurisdiction or (5) has violated any rule, regulation or order of the Pennsylvania Commission, or (b) the experience, character or fitness of any officer, director, member or stockholder of the licensee or any parent or affiliate of the licensee is such that the participation of the person in horse racing or related activities would be inconsistent with the public interest, convenience or necessity or with the best interest of racing. Upon receiving notice of any such determination by the Pennsylvania Commission, a licensee may, within ten days after such notice, demand a hearing before the Pennsylvania Commission. However, the action of the Pennsylvania Commission in refusing to grant or in suspending or revoking a Harness Racing License shall remain in full force pending such hearing and final determination.

In addition to its power to suspend or revoke Harness Racing Licenses, the Pennsylvania Commission is authorized and empowered to impose fines upon persons and entities that participate in any way in any horse race meet at which pari-mutuel wagering is conducted and violate the RHIRA or the rules and regulations promulgated by the Pennsylvania Commission, in an amount not to exceed $5,000 for each violation.

Each entity participating in the management of a licensee and each licensee must provide the Pennsylvania Commission on an annual basis with a complete list of all holders of an ownership interest in such entity or licensee, indicating the interest of each such owner.

Reports to Security Holders

The Company is required to file annual, quarterly and other current reports and information with the Commission. You may read and copy any materials filed by the Company with the Commission at its Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company’s filings are also available to the public from commercial document retrieval services and at the World Wide Web site maintained by the Commission at http://www.sec.gov.

Item 2.    Description of Property.

Neither the registrant nor any of its consolidated subsidiaries owns real property.

Item 3.    Legal Proceedings.

As of March 29, 2007, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 29, 2007, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On September 23, 2005, the Company issued all of its Class A Membership Units to VoteCo without registration pursuant to Section 4(2) of the Securities Act in exchange for an aggregate capital contribution of $100. On that same date, the Company issued all of its Class B Membership Units to InvestCo without registration pursuant to Section 4(2) of the Securities Act in exchange for subsequent contributions by InvestCo of (1) all the membership units in OCM LandCo, LLC, a Delaware limited liability company (“LandCo”) whose primary asset is its one-third equity interest in NP Land, and (2) $64 million. Except as described immediately above, the Company has not issued any other securities.

No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s membership units. In addition, the Final Order prohibits VoteCo, InvestCo and their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of the Company’s Class A Membership Units or Class B Membership Units or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission.

There are no outstanding options or warrants to purchase, or securities convertible into, the Company’s membership units. The Company’s currently outstanding Class A Membership Units are “restricted,” which means that they were originally sold in offerings that were not subject to a registration statement filed with the Commission. Accordingly, the Company’s membership units are subject to sale in the public market pursuant to Rule 144 under the Securities Act, including the limitations set forth therein. In general, Rule 144 permits a person or persons whose membership units are aggregated and who has beneficially owned restricted membership units for at least one year to sell in the public market within any three-month period a number of membership units that does not exceed the greater of:

•                  1% of the then outstanding membership units of the class of membership units to be sold; or

•                  if applicable, the average weekly trading volume of the class of membership units to be sold on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date on which notice of sale is filed with the Commission.

Sales pursuant to Rule 144 under the Securities Act are subject to restrictions relating to the manner of sale, notice and availability of current public information about the Company. The Company has not agreed with any security holder to register any of its membership units for sale by any security holder. The Company does not currently propose to publicly offer any membership interests of its common equity.

As of March 29, 2007, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

The Company does not pay, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

The Company does not have any equity compensation plans and does not expect to authorize securities for issuance pursuant to any equity compensation plans in the foreseeable future.

Item 6.    Management’s Discussion and Analysis.

Overview

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in Part II, Item 7 of this Annual Report on Form 10-KSB.

The Company’s current business consists primarily of its ownership of a 42% equity interest in CCR and a 33-1/3% equity interest in NP Land. CCR operates three Las Vegas casinos, The Cannery, the Rampart Casino, and the Nevada Palace, and, most recently, acquired The Meadows, a harness racetrack in Pennsylvania where it is constructing a casino. NP Land owns the land of the current site of the Nevada Palace.

Operations Analysis

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement. For more information about the CUP Agreement, see “Item 1 — Description of the Business — The Company — Acquisition of Equity Interest in CCR and NP Land; Acquisition of The Meadows.”

On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR in exchange for additional equity interests, increasing its equity interest in CCR from 33-1/3% to 42%. For the year ended December 31, 2006, the Company’s equity in the earnings of CCR and NP Land totaled $722,184 and $136,544, respectively.

NP Land receives monthly rentals of $163,600 from CCR for the Nevada Palace site. Its expenses consist primarily of interest and depreciation totaling approximately $35,000 per month.

CCR’s net income for the year ended December 31, 2006 was down approximately $2,563,000 as a result of, among other items, a loss incurred on the extinguishment of debt ($1,360,000) and additional interest expense ($2,003,000), primarily associated with the refinancing that occurred in January 2006 and is discussed in greater detail below under “Off Balance Sheet Arrangements — Credit Agreement.”

CCR’s revenues for 2006 were up 11%, primarily resulting from the opening of facility additions at The Cannery in April and August 2006 and, to a lesser extent, from the Nevada Palace (which was not part of the prior year results). Such increase was partially offset by a 3% decline in revenues at the Rampart Casino. Revenues from the Rampart Casino have been negatively impacted by increased competition from a significant new competitor beginning April 2006.

Operating income at The Cannery increased 33% year-over-year but was substantially offset by (i) lower revenues at the Rampart Casino, (ii) pre-opening costs associated with the casino currently under construction at The Meadows, which is expected to open mid-2007, and (iii) market research and project promotion costs incurred in connection with the identification, recruitment, and procurement of casino development and management contracts primarily in jurisdictions that currently either lack enabling legislation or certain other critical entitlements.

Liquidity and Capital Resources

During the period from inception (July 22, 2005) through December 31, 2005, the Company incurred costs associated with the CUP Agreement totaling $1.6 million, and during the year ended December 31, 2006, incurred additional costs associated with the CUP Agreement of $2.7 million. These costs were partially funded by in-substance distributions from CCR of $3.0 million. The remaining costs were paid for by member contributions.

During the period from inception through December 31, 2005, and for the year ended December 31, 2006, the

Company incurred costs associated with obtaining gaming and related licenses in Nevada and Pennsylvania totaling $0.9 million and $0.2 million, respectively. For costs associated with obtaining Pennsylvania gaming licenses, totaling $0.3 million out of the $0.9 million, the Company received reimbursement from CCR in the fourth quarter of 2006.

At the request and for the convenience of the Company, substantially all of the disbursements of the Company and its consolidated subsidiaries for operating expenses, are made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the Company’s investees are received directly by the Company’s members. Accordingly, the Company typically carries only nominal cash balances.

Off Balance Sheet Arrangements

Credit Agreement

As of September 22, 2006, a subsidiary of the Company became an additional guarantor under a limited recourse guaranty executed in connection with the syndicated credit agreement entered into by CCR and three of its subsidiaries with Bank of America (the “Credit Agreement”). Pursuant to the guaranty, all of the Company’s equity interest in CCR will be pledged after approval by gaming authorities was obtained on March 22, 2007. Recourse on the guaranty is limited to such equity interests.

The Credit Agreement is secured by substantially all of CCR’s real and personal property and is comprised of a $110 million term loan and a $140 million revolving facility, each of which matures on January 5, 2011. The proceeds from borrowings under the Credit Agreement were used to refinance $115 million of CCR’s then existing indebtedness, pay distributions, finance capital improvements, and fund general corporate operations. As of December 31 2006, the outstanding principal amount of the term loan and revolving facility was $108,900,000 and $38,000,000, respectively. For more information about the Credit Agreement, see the Company’s Post-Effective Amendment No. 2 to Form 10-SB, filed with the Securities and Exchange Commission on October 20, 2006.

Additional Conditional Commitment - PA Meadows Transaction

As of December 31, 2006, the Company is conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

By way of background, on July 26, 2006, CCR, through PA Meadows, acquired all of the capital stock in entities owning and operating The Meadows harness racetrack and issued to the seller a note for $175 million to secure a cash purchase price obligation, and a note for $25 million to secure a holdback obligation. The acquisition was pursuant to two agreements: (i) a Stock Purchase Agreement between PA Meadows and MEC, dated November 8, 2005, as amended by a first amendment dated July 26, 2006, and (ii) a Post-Closing and Note Issuance Agreement dated July 26, 2006 by and between PA Meadows, MEC and the parties named therein. On November 14, 2006, PA Meadows paid $175 million in cash and delivered a $25 million holdback agreement to MEC, in full satisfaction of the notes issued to MEC on July 26, 2006. The acquisition was financed by a $50 million equity contribution from the Company to CCR and proceeds from two syndicated credit facilities. For more information about the terms of the syndicated credit facilities, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006. In exchange for the Company’s $50 million equity contribution, CCR issued additional equity interests, causing the Company’s percentage ownership in CCR to increase from 33-1/3% to 42%.

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

Gaming and related licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to guidelines contained in para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos. These fees and costs have been treated as indefinite life intangible assets pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, based on expectations at the time the costs were incurred and capitalized that such licenses would be granted, as they subsequently were, that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises, and, therefore, that it was and is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom. Accordingly, such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our future consolidated financial statements, as we do not currently have nor currently contemplate acquiring or issuing any financial instruments that meet the criteria specified under SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We currently expect that the impact of adoption of FIN 48 on our future consolidated financial statements will not be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principals (GAAP) and provides a consistent definition of fair value throughout accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We are currently evaluating the impact that the adoption of SFASs 157 and 159 will have on our future consolidated financial statements.

Item 7. Financial Statements.

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this annual report. Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As of the end of 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

During 2006, and in contemplation of a likely expanded level of future activities with financial reporting implications, the Company engaged an additional accountant, who has experience with such financial reporting, to assist in the preparation of its periodic and other reports filed with the Commission, including its financial statements, and plans to consult the services of additional outside accounting experts as needed.

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 29, 2007, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen Kaplan	48	Manager of the Company & CCR
Ronald Beck	51	Manager of the Company & CCR
William Paulos	59	Manager of CCR
William Wortman	60	Manager of CCR

STEPHEN KAPLAN has served as a Manager of the Company since its inception and as manager of CCR and a member of its management committee since September 2006, and is expected to continue in these roles. Mr. Kaplan is a Principal at Oaktree and is the co-manager (along with Mr. Beck) of Oaktree’s Principal Group. In 1995, Mr. Kaplan founded Oaktree along with six other principals. Mr. Kaplan graduated with a B.S. degree in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.

RONALD BECK has served as a Manager of the Company since its inception and as manager of CCR and a member of its management committee since September 2006, and is expected to continue in these roles. Mr. Beck is a Managing Director of Oaktree and joined Oaktree in 2000. Mr. Beck is the co-manager (along with Mr. Kaplan) of Oaktree’s Principal Group. Mr. Beck graduated with a B.A. degree in Economics from Stanford University, a J.D. from Stanford Law School and an M.B.A. from Stanford’s Graduate School of Business.

WILLIAM J. PAULOS has served as manager of CCR and a member of its management committee since May 2001. Mr. Paulos established Millennium Management Group, LLC in September 1996 with Mr. Wortman and has served as its Chief Executive Officer since its inception. Millennium Management Group, LLC is currently a consultant to the Greektown Casino in Detroit. From January 1995 to September 1996, Mr. Paulos was President of Primadonna Resorts, Inc. which, through subsidiaries, owned and operated various casino-hotel properties including Buffalo Bill’s, Whiskey Pete’s, the Primm Valley Inn and Resort and New York-New York Casino Resort. From March 1994 to January 1995, Mr. Paulos was the Chief Operating Officer of Crown Casino Limited.

WILLIAM C. WORTMAN has served as manager of CCR and a member of its management committee since May 2001. Mr. Wortman established Millennium Management Group, LLC in September 1996 with Mr. Paulos and has served as its President since its inception. In 1985, Mr. Wortman became an owner in the Nevada Palace, which he continues to own. Mr. Wortman has also served as President of Nevada First Bankcorp since 1999, and has served as Vice-Chairman of the Board of Nevada 1st Bank since 1997. From 1993 to 1994, Mr. Wortman served as Chairman and Chief Executive Officer of Palace Casinos, Inc.

The Company’s named executive officers are Mr. Kaplan and Mr. Beck, who receive no compensation for their services as Managers. The Company has no directors.

The Company was founded by the VoteCo Equityholders for the primary purpose of participating in various activities relating to the gaming industry. Seven of the VoteCo Equityholders are principals of Oaktree and one is a managing director of Oaktree. None would be considered independent under the NASDAQ Stock Market listing standards. The VoteCo Equityholders did not receive any direct consideration or other compensation in connection with their activities in founding the Company.

Corporate Governance

The Company

Pursuant to the Company’s limited liability company agreement, the Company is managed by two Managers, each of whom is appointed, and may be removed, by VoteCo as the holder of Class A Membership Units. The two current Managers of the Company are Mr. Kaplan and Mr. Beck. The Company’s Managers cannot take and cannot cause the Company to take the following actions without the approval of VoteCo as the holder of Class A Membership Units:

•                  any material change in the business purpose of the Company or the nature of the business;

•                  any action that would render it impossible to carry on the ordinary business of the Company;

•                  any removal or appointment of any Manager of the Company;

•                  any voluntary withdrawal of any member from the Company;

•                  any assignment for the benefit of creditors, any voluntary bankruptcy of the Company, or any transaction to dissolve, wind up or liquidate the company, or

•                  any transaction between the Company and any member or Manager of the Company, or any affiliate or direct family member of any member or Manager of the Company, that is not made on an arm’s-length basis.

Generally, in all other respects, VoteCo has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose. Except as otherwise expressly required by applicable law, InvestCo as the sole holder of the Company’s Class B Membership Units has neither any right to vote on any matters to be voted on by the members of the Company, nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

Because the Company has conducted no operations other than in connection with the ownership of equity interests in CCR and NP Land, the Company currently has no separately designated audit, nominating or compensation committee or committee performing similar functions, and the Company does not have an audit committee financial expert. Preparation of the Company’s financial statements is performed by employees of Oaktree, on a contractual basis, and supervised by the Company’s Managers.

CCR

In connection with the Company’s acquisition of its equity interest in CCR, AcquisitionCo and Millennium executed an amended and restated form of operating agreement. Under the terms of the amended and restated operating agreement, CCR has a management committee composed of four managers, two designated by AcquisitionCo and two designated by Millennium. AcquisitionCo designated Mr. Kaplan and Mr. Beck as its initial managers, and Millennium designated Mr. Paulos and Mr. Wortman as its initial managers. Other than powers expressly delegated to MMG II in its management of CCR’s casino properties, all powers to control and manage the business and affairs of CCR are vested in the Management Committee. Managers are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of CCR. For further information about licensing and suitability requirements, see “Item 1. Regulatory Matters—Nevada Gaming Laws and Regulations”.

Compliance with Section 16(a) of the Exchange Act

OCM HoldCo, LLC voluntarily registered its Class A Membership Units pursuant to Section 12(g) of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB on June 9, 2006. The registration became effective automatically 60 days later on August 8, 2006. Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks, Richard Masson and Sheldon Stone each filed an Initial Statement of Beneficial Ownership of Securities on Form 3 on August 16, 2006, which filing was not timely.

Code of Ethics.

The Company has adopted a code of ethics as described in Item 406 of Regulation S-B. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be sent to OCM HoldCo, LLC, c/o Oaktree Capital Management, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California  90071.

Item 10. Executive Compensation.

Mr. Kaplan and Mr. Beck, the Company’s named executive officers, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as Managers of the Company, and since the inception of the Company have received no such compensation. The Company’s Managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses incurred on behalf of the Company that directly relate to the business and affairs of the Company.

The VoteCo Equityholders did not receive any direct consideration or other compensation in connection with their activities in founding the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has no equity compensation plans.

The following table sets forth, as of March 29, 2007, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Name of Beneficial Owner(1)	Title of Class of Company Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
OCM VoteCo, LLC	Class A Units	.100 Units(3)	100	%(3)
Stephen Kaplan(4)	Class A Units	.100 Units(5)	100	%(5)
Ronald Beck(4)	Class A Units	.100 Units(5)	100	%(5)
John Frank	Class A Units	.100 Units(5)	100	%(5)
Bruce Karsh	Class A Units	.100 Units(5)	100	%(5)
David Kirchheimer	Class A Units	.100 Units(5)	100	%(5)
Howard Marks	Class A Units	.100 Units(5)	100	%(5)
Richard Masson	Class A Units	.100 Units(5)	100	%(5)
Sheldon Stone	Class A Units	.100 Units(5)	100	%(5)

(1)          The address for each beneficial owner is:

c/o Oaktree Capital Management, LLC
333 South Grand Ave, 28th Floor
Los Angeles, CA 90071

(2)          Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)          VoteCo directly owns 100% of the Company’s Class A Membership Units.

(4)          Mr. Kaplan and Mr. Beck are the managers of VoteCo and the Company.

(5)          Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks, Richard Masson and Sheldon Stone are each a voting member of VoteCo holding 12.5 VoteCo units. These individuals may be deemed to form a “group” holding all 100 VoteCo units and, as a result, each such individual may be deemed to be a beneficial owner of the .100 Class A Membership Units of the Company directly held by VoteCo.

None of the Class A Membership Units beneficially owned by the persons listed in the table above have been pledged as security.

The following table sets forth, as of March 29, 2007, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Name of Executive Officer Holding Securities(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Stephen Kaplan(3)	VoteCo Units	12.5 Units(4)	12.5	%(4)
	Company Class A Units	.100 Units(5)	100	%(5)
	Blocker Units	1,000 Units(6)	100	%(6)
	AcquisitionCo Class A Units	1,000 Class A Units(7)	100	%(7)
	LandCo Units	1,000 Units(8)	100	%(8)
	AcquisitionCo II	100% equity interest(9)	100	%(9)

Ronald Beck(3)	VoteCo Units	12.5 Units(10)	12.5	%(10)
	Company Class A Units	.100 Units(5)	100	%(5)
	Blocker Units	1,000 Units(6)	100	%(6)
	AcquisitionCo Class A Units	1,000 Class A Units(7)	100	%(7)
	LandCo Units	1,000 Units(8)	100	%(8)
	AcquisitionCo II	100% equity interest(9)	100	%(9)
Executive Officers of the Company as a Group	VoteCo Units	25 Units(11)	25	%(11)
	Company Class A Units	.100 Units(5)	100	%(5)
	Blocker Units	1,000 Units(6)	100	%(6)
	AcquisitionCo Class A Units	1,000 Class A Units(7)	100	%(7)
	LandCo Units	1,000 Units(8)	100	%(8)
	AcquisitionCo II	100% equity interest(9)	100	%(9)

(1)          The address for each Manager of the Company is:

c/o Oaktree Capital Management, LLC
333 South Grand Ave, 28th Floor
Los Angeles, CA 90071

(2)          Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)          Mr. Kaplan and Mr. Beck are the managers of VoteCo, the Company, OCM Blocker, LLC (“Blocker”), AcquisitionCo, LandCo and AcquisitionCo II. Blocker is a direct, wholly-owned subsidiary of the Company and owns nothing other than its interest in AcquisitionCo.

(4)          Mr. Kaplan is the listed owner of the securities.

(5)          VoteCo is the listed owner of all .100 Company Class A Membership Units. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all .100 Company Class A Membership Units directly held by VoteCo.

(6)          The Company is the listed owner of all 1,000 Blocker Units. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all 1,000 Blocker Units directly held by the Company.

(7)          Blocker is the listed owner of all 1,000 AcquisitionCo Class A Membership Units. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all 1,000 AcquisitionCo Class A Membership Units directly held by Blocker.

(8)          AcquisitionCo is the listed owner of all 1,000 LandCo Units. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all 1,000 LandCo Units directly held by AcquisitionCo.

(9)          The Company is the listed owner of all of the equity interests of AcquisitionCo II. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all of the equity interests of AcquisitionCo II directly held by the Company.

(10)    Mr. Beck is the listed owner of the securities.

(11)    Mr. Kaplan and Mr. Beck are each a listed owner of 50% of these securities.

None of the securities listed in the table above as beneficially owned by the Company’s Managers has been pledged as security.

Item 12. Certain Relationships and Related Transactions.

Limited Liability and Indemnification under the Company’s Limited Liability Company Agreement and CCR’s Operating Agreement

The Company’s limited liability company agreement provides that no member or Manager of the Company has any liability for the obligations of the Company, except to the extent required by law. To the maximum extent authorized by law, the Company indemnifies any person from any loss, damage, claim or liability incurred by him, her or it as a result of any act or failure to act (other than as a result of fraud, gross negligence or willful misconduct) performed or not performed by such person as a member, Manager, employee, agent or representative of the Company, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred.

In addition, a Manager of the Company who performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the Company and with such care as an ordinarily prudent person in a like position would use under similar circumstances, does not have any liability by reason of being or having been a Manager of the Company. Furthermore, a Manager of the Company is not liable, as Manager of the Company, under any judgment, decree or order of court, or in any other manner, for any debt, obligation or liability of the Company.

CCR’s operating agreement provides that under certain circumstances CCR will indemnify any person who is an affiliate of AcquisitionCo who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, by reason of the fact that he, she or it was serving at the request of CCR as a manager, officer, employee or agent of CCR. CCR’s operating agreement also provides that CCR will reimburse AcquisitionCo and its affiliates in connection with the development of gaming opportunities for CCR, at a cap of $250,000 per fiscal year of CCR, and will reimburse the expenses of managers of CCR serving on CCR’s management committee, including those managers who are affiliates of AcquisitionCo, for certain out-of-pocket expenses reasonably attributable to CCR.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company.

Transactions between CCR and its Promoters

Transactions relating to the Company’s Acquisition of its Equity Interests in CCR and NP Land

During 2005 and 2006, the Company entered into certain transactions with Messrs. Paulos and Wortman in order to consummate the transactions contemplated by the CUP Agreement. On September 30, 2005, the Company’s affiliates loaned an aggregate of $10,607,245 (the InvestCo NP Loans) and $4,282,454 (the LandCo Loan) to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace. On January 5, 2006, the Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the AcquisitionCo Loan) and $5,125,000 (the InvestCo/MGIM Loan) to enable MGIM, LLC to acquire from an unrelated third party a 33-1/3%

interest in CCR for a total purchase price of $70 million. All of these loans, while outstanding, accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the consummation of the Company’s acquisition of its initial 33-1/3% equity interest in CCR and NP Land. The InvestCo NP Loans were secured by all of the membership interests in NP Land and a related entity controlled by Mr. Wortman, and were also secured by the land and assets of the Nevada Palace. The LandCo Loan was secured by pledges of the membership interests in an entity controlled by Mr. Wortman. The AcqusitionCo Loan and the InvestCo/MGIM Loan were secured by pledges of all of the membership interests in CCR held by MGIM, LLC and Millennium, which pledges were subordinated to the pledge of such interests securing CCR’s existing credit agreement. When the transactions contemplated by the CUP Agreement were consummated, all of the related security interests were released.

On September 22, 2006, the Company, through its subsidiaries, acquired MGIM, LLC’s 33-1/3% equity interest in CCR in exchange for the cancellation of the $64 million AcquisitionCo Loan to MGIM, LLC, and a 33-1/3% equity interest in NP Land in exchange for the cancellation of the $4,282,454 LandCo Loan. The $10,607,245 InvestCo NP Loans and the $5,125,000 InvestCo/MGIM Loan were repaid. In addition, a wholly-owned subsidiary of CCR, Nevada Palace, LLC, entered into a lease with NP Land of the 22 acres on which the Nevada Palace sits and will construct Cannery East. Nevada Palace, LLC also acquired from entities affiliated with Mr. Wortman gaming equipment and other operating assets for approximately $8 million and assumed approximately $1,340,000 of slot machine lease liabilities and $156,000 (accrued as part of the purchase price) of certain other liabilities directly associated with the continuation of operations of the Nevada Palace at the time its gaming assets were sold to CCR. The NP Land lease is for a 35-year term at a fixed rental rate of $163,600 per month, subject to periodic inflationary adjustments, and required a $3 million security deposit.

In addition to the loans and the NP Land lease, certain payments were made to Messrs. Paulos and Wortman in connection with the transactions contemplated by the CUP Agreement. The Company and Millennium are generally responsible for their respective expenses in connection with the CUP Agreement. Each agreed to take in-substance equalizing distributions from CCR of $3 million and $6 million, respectively, which were applied by the Company to the Company’s obligations, including consulting fees ($1,996,155) and amounts due to beneficial owners ($1,003,845), and by Millennium to pre-existing indebtedness. In addition, in 2006 entities controlled by Mr. Wortman were reimbursed for approximately $2.3 million of costs and expenses incurred by them primarily in connection with the development of Cannery East. These costs and expenses included $1.9 million of expenses incurred in connection with moving certain power lines relating to the development of Cannery East, $265,000 in legal and professional fees relating to the CUP Agreement, $155,000 in title fees and approximately $80,000 in architectural and similar fees in connection with construction of Cannery East.

Other than the $6 million distribution to Millennium and the $2.3 million reimbursement to entities controlled by Mr. Wortman, there have been no payments by CCR or its affiliates to Messrs. Paulos or Wortman or their affiliates for fees, expenses or other amounts paid or payable in connection with the transactions relating to the CUP Agreement, except amounts paid for business expenses reimbursed in the ordinary course.

For additional information concerning the transactions relating to the CUP Agreement, see “Item 1. Description of Business — The Company — Acquisition of Equity Interests in CCR and NP Land; Acquisition of The Meadows.”

Transactions Relating to The Meadows

As of December 31, 2006, the Company is conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

Subsequent to December 31, 2006, the Oaktree Funds agreed that, until such obligations are brought under PA Meadows, it will support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million in support of a highway occupancy permit required for certain road improvements to be made by CCR in connection with the construction of the temporary and permanent casino facilities at The Meadows. The Company has agreed with Millennium that if a member bears a greater than pro rata portion of such amounts, then such member shall receive, subject to receipt of all necessary gaming approvals, additional equity interests in CCR. As a result of this arrangement, the Company’s percentage ownership in CCR may increase. In addition, the Company and Millennium agreed to cause PA Meadows or its subsidiaries to reimburse the Oaktree Funds for any bank fees charged in connection with the letters of credit and pay the Oaktree Funds an additional commitment fee equal to 50% of the amount of such bank fees.

Other Transactions

Relatives of Messrs. Paulos and Wortman provide the Rampart Casino and The Cannery with Automated Teller Machines (ATM) processing services. The Rampart Casino and The Cannery received combined commissions of $1,178,883, $1,032,805 and $854,953 in 2006, 2005 and 2004, respectively, pursuant to separate agreements with respect to each of the Rampart Casino and The Cannery. Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location. Each agreement has an initial term that expires in 2011, followed by five one-year renewals that are automatic unless a party gives 90 day notice.

CCR has purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium. CCR incurred costs and paid the affiliate $3,751,376, $3,420,223 and $2,410,420 in 2006, 2005 and 2004, respectively, in connection with such purchases.

CCR has contracted with MGIM II, an affiliate of Millennium, to operate and manage the Rampart Casino and The Cannery. Under the terms of these agreements, which expire in 2012, MGIM II receives $2 million and $1 million, respectively, for managing the Rampart Casino and The Cannery. In addition, CCR is responsible for all direct costs, fees or expenses incurred by MGIM II on behalf of the casinos for the provision of management services. CCR paid MGIM II $3 million in 2006, 2005 and 2004 in connection with these arrangements. Under the terms of the current management agreement, MGIM II is paid annually $1 million for management services with respect to The Cannery, $2 million for management services with respect to the Rampart Casino, and an amount equal to 4% of EBITDA, but in no event less than $750,000, with respect to the Nevada Palace and any other new casino operations that CCR may in the future open, including Cannery East.

On July 15, 2006, CCR executed with Millennium a 10-year lease of an executive office building and adjacent parking spaces. The lease is for a fixed rental rate of $32,000 per month, subject to periodic inflationary adjustments, and grants Millennium two 5-year renewals.

The management of CCR believes that the transactions relating to the ATM processing services, the provision of promotional merchandise, the executive office lease and the operation and management of the Rampart Casino and The Cannery, are on terms that are substantially similar to terms that would be available to unaffiliated third parties and are expected to continue in the future.

Effective January 1, 2006, the Oaktree Funds provide the Company with certain administrative support services for an annual fee of $75,000, based on hourly rates of assigned personnel.

Item 13. Exhibits.

Please see the Index of Exhibits beginning on page E-1 herein.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2006 and 2005, we incurred audit and financial statement review fees totaling $76,276 and $42,615, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

For 2006 and 2005, we incurred fees totaling $73,246 and $0, respectively, to Piercy Bowler Taylor & Kern for assurance and related services reasonably related to the performance of audit and financial statement review.

Tax Fees:

For 2006 and 2005, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern.

All Other Fees:

For 2006 and 2005, we incurred no other fees to Piercy Bowler Taylor & Kern for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 29, 2007	By:	/s/ Stephen A. Kaplan

Stephen A. Kaplan Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan	Manager	March 29, 2007
Stephen A. Kaplan

/s/ Ronald N. Beck	Manager	March 29, 2007
Ronald N. Beck

S-1

INDEX OF EXHIBITS

EXHIBIT NUMBER
2.1	First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of December 23, 2005 (1)
3.1	Amended and Restated Certificate of Formation, dated as of December 1, 2005 (1)
3.2	Limited Liability Company Agreement, dated as of September 23, 2005 (1)
10.1	Rampart Casino Sublease Agreement, dated April 1, 2002 (2)
10.2	Rampart Management Agreement, dated April 1, 2002 (3)
10.3	Cannery Management Agreement, dated May 2002 (3)
10.4	LandCo Loan Agreement, dated as of September 30, 2005 (1)
10.5	InvestCo/Esquire Loan Agreement, dated as of September 30, 2005 (2)
10.6	InvestCo/Nevada Palace Loan Agreement, dated as of September 30, 2005 (2)
10.7	Stock Purchase Agreement, dated as of November 8, 2005, between Magna Entertainment Corp. and PA Meadows, LLC (1)
10.8	AcquisitionCo Loan Agreement, dated as of January 5, 2006 (1)
10.9	InvestCo/MGIM Loan Agreement, dated January 5, 2006 (2)
10.10	Limited Continuing Guarantee, dated January 5, 2006 (2)
10.11	Credit Agreement, dated as of January 5, 2006 (2)
10.12	Lease Agreement, dated July 15, 2006, between Millennium Gaming, Inc. and Cannery Casino Resorts, LLC (4)
10.13	Rampart Financial Services Agreement, dated June 18, 2006 (3)
10.14	Cannery Financial Services Agreement, dated June 18, 2006 (3)
10.15	First Amendment to Stock Purchase Agreement, dated July 26, 2006 (2)
10.16	Racing Services Agreement, dated July 26, 2006 (2)
10.17	Post-Closing and Note Issuance Agreement, dated July 26, 2006 (2)
10.18	Equity Commitment Letter Agreement, dated July 26, 2006 (2)
10.19	Form of Amended and Restated Operating Agreement for Cannery Casino Resorts, LLC (1)
10.20	Form of Ground Lease between Nevada Palace, LLC and NP Land, LLC (2)
10.21	Form of Omnibus Management Agreement between Cannery Casino Resorts, LLC, and Millennium Management Group II, LLC (2)
10.22	Amendment to Continuing Guaranty, dated as of September 22, 2006 (4)

E-1

10.23	First Lien Credit Agreement, dated as of November 14, 2006 (5)
10.24	Second Lien Credit Agreement, dated as of November 14, 2006 (5)
10.25	First Amendment to Post-Closing and Note Issuance Agreement, dated as of November 14, 2006 (5)
21.1	Subsidiaries of OCM HoldCo, LLC (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(1) Filed previously with the Company’s Form 10-SB on June 9, 2006.
(2) Filed previously with the Company’s Amendment No. 1 to Form 10-SB on July 26, 2006.
(3) Filed previously with the Company’s Post-Effective Amendment No. 1 to Form 10-SB on September 8, 2006.
(4) Filed previously with the Company’s Current Report on Form 8-K on September 27, 2006
(5) Filed previously with the Company’s Current Report on Form 8-K on November 20, 200

E-2

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

December 31, 2006

Report of Independent Registered Public Accounting Firm

Members of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheet of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2006, and the related consolidated statements of operations, members’ equity and cash flows for the year then ended and for the period from inception (July 22, 2005) through December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and its consolidated results of operations and cash flows for the year then ended and for the period from inception (July 22, 2005) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants &
Business Advisors
A Professional Corporation

Las Vegas, Nevada
March 5, 2007

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheet

December 31, 2006

ASSETS
Current assets:
Cash	$306

Other assets:
Investment in Cannery Casino Resorts, LLC	123,232,875
Investment in NP Land, LLC	4,921,629
Gaming and related licenses	816,944
Total assets	$128,971,754

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $75,000 to a related party	$110,805
Deferred tax liabilities	247,043
Total current liabilities	357,848

Deferred tax liabilities	970,394

Members’ equity	127,643,512
Total liabilities and members’ equity	$128,971,754

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Year Ended December 31, 2006 and for the Period
from Inception (July 22, 2005) through December 31, 2005

	2006	2005

Income:
Interest income	$5,842,378	$12,672
Equity in earnings of unconsolidated investees	858,728	—
Total income	6,701,106	12,672

Costs and expenses:
Professional fees	147,816	—
Administrative fees and other expenses, including $75,000 to a related party	182,349	—
Total costs and expenses	330,165	—

Income before income tax benefit	6,370,941	12,672

Income tax benefit, deferred	495,563	—

Net income	$6,866,504	$12,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Year Ended December 31, 2006 and for the Period
from Inception (July 22, 2005) through December 31, 2005

	2006	2005

Members’ equity, beginning of period	$5,164,041	$—

Net income	6,866,504	12,672

Distribution to members	(3,000,000)	—

Contributions from members	118,612,967	5,151,369

Members’ equity, end of period	$127,643,512	$5,164,041

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2006 and for the Period
from Inception (July 22, 2005) through December 31, 2005

	2006	2005
Operating activities:
Net income	$6,866,504	$12,672
Equity in earnings of unconsolidated investees	(858,728)	—
Adjustments to reconcile net income to net cash used by operating activities consisting of increases in operating (assets) liabilities:
Interest receivable	(5,842,378)	(12,672)
Deferred income tax benefit	(495,563)
Accounts payable and accrued expenses	(285,851)	—

Net cash used in operating activities	(616,016)	—

Investing activities:
Investment in note receivable	(64,000,000)	—
Investment in Contribution and Unit Purchase Agreement	(2,702,999)	(1,479,852)
Distribution from Cannery Casino Resorts, LLC	3,000,000	—
Investment in Cannery Casino Resort, LLC	(50,000,000)	—
Gaming and related licenses	99,520	(663,963)

Net cash used in investing activities	(113,603,479)	(2,143,815)

Financing activities:
Borrowings from beneficial owner	—	1,275,000
Repayment of borrowings to beneficial owner	(1,275,000)	—
Distribution to members	(3,000,000)	—
Capital contributions from members	118,494,701	868,915

Net cash provided by financing activities	114,219,701	2,143,915

Net increase in cash	206	100

Cash, beginning of period	100	—

Cash, end of period	$306	$100

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31, 2006 and for the Period
from Inception (July 22, 2005) through December 31, 2005

	2006	2005
Supplemental cash flow information:
Conversion of $64,000,000 in Notes Receivable, $5,470,685 in Interest Receivable and $1,072,111 in Investment in CUP Agreement, for a 33 1/3% interest in Cannery Casino Resort, LLC and assumption of deferred tax liabilities of $1,713,000	$72,255,796

Conversion of $4,282,454 in Notes Receivable and $502,631 in Interest Receivable for a 33 1/3 interest in NP Land, LLC	$4,785,085

Contribution of $118,266 Due to Member to Capital Contributions	$118,266

Contributions of 100% interest in OCM LandCo, LLC, valued at estimated fair value of its note receivable		$4,282,454

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2006

NOTE 1 - Organization:

Business Activities

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of the Oaktree Funds, each of which is a Delaware limited partnership and an affiliate of Oaktree, for the purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, AcquisitionCo, acquired a 42% equity interest in CCR and a 33 1/3% equity interest in NP Land. The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries, owns and operates The Cannery, located in North Las Vegas, Nevada, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas. CCR also operates the Nevada Palace, located in Las Vegas, Nevada, which CCR intends to replace with a new casino and hotel complex, Cannery East. The primary assets of NP Land are approximately 22 acres of land, the current site of the Nevada Palace, which land is leased to a wholly-owned subsidiary of CCR. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it is currently constructing a temporary casino and intends to construct a permanent casino.

All of the Company’s issued and outstanding Class A Units are held by VoteCo, and all of the Company’s issued and outstanding non-voting Class B Units are held by InvestCo. VoteCo and InvestCo are affiliates of Oaktree. VoteCo is responsible for the operations of the Company, including the appointment and removal of managers. VoteCo has a de minimus economic interest in the Company, and its total equity contributions are limited to $100.

Concentrations

The Company and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. In addition, the United States is involved in a war against terrorism that is likely to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the gaming industry generally, specific gaming jurisdictions in which the Company’s investee’s operate, and the operations of the Company and its consolidated subsidiaries, cannot be predicted at this time, but may be substantial.

NOTE 2 - Significant Accounting Policies:

Use of estimates

Timely preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements (continued)

December 31, 2006

NOTE 2 - Significant Accounting Policies (continued):

Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2006, and for year ended December 31, 2006 and for the period from July 22, 2005 (inception) through December 31, 2005, include the accounts of the Company and its wholly-owned subsidiaries Blocker, AcquisitionCo, OCM AcquisitionCo II, LLC, and LandCo. All significant inter-company accounts and transactions have been eliminated. The Company’s investment in CCR and NP Land are accounted for using the equity method.

Statement of cash flows

At the request and for the convenience of the Company, substantially all of the disbursements of the Company and its consolidated subsidiaries for operating expenses, are made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the Company’s investees are received directly by the Company’s members. Accordingly, these activities are treated as constructive cash inflows and outflows in the statement of cash flows.

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to guidelines contained in para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos. These fees and costs have been treated as indefinite life intangible assets pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, based on expectations at the time the costs were incurred and capitalized that such licenses would be granted, as they subsequently were, that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises, and, therefore, that it was and is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom. Accordingly, such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements (continued)

December 31, 2006

NOTE 2 - Significant Accounting Policies (continued):

Income taxes

Except for Blocker, which elected to be taxed as a corporation effective January 1, 2006, each entity included in this consolidation is treated as a partnership for federal income tax purposes with the tax effect of their activities recognized in the income tax returns of its members. The Company owns 100% of Blocker, which, in turn, owns 100% of the other subsidiaries included in this consolidation. Accordingly, equity in the earnings of CCR and NP Land is taxable to Blocker. Blocker also incurs interest expense ($2,395,208 for 2006) on inter-company indebtedness ($23,218,683 at December 31, 2006) with the Company that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. (See note 4.)

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Significant Equity Investee:

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement. On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33 1/3% to 42%. For the period ended December 31, 2006, the Company’s equity in the earnings of CCR and NP Land totaled $722,184 and $136,544, respectively, all but $133,436 of which occurred in the fourth quarter.

Key features of the transactions completed during 2005 and 2006 pursuant to the CUP Agreement include the following:

•                  On September 30, 2005, the first series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned an aggregate of $10,607,245 (the “InvestCo NP Loans”) and $4,282,454 (the “LandCo Loan”) to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.

•                  On January 5, 2006, the second series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the “AcquisitionCo Loan”) and $5,125,000 (the “InvestCo/MGIM Loan”) to enable MGIM, LLC to acquire from an unrelated third party a 33-1/3% interest in CCR for a total purchase price of $70 million.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements (continued)

December 31, 2006

NOTE 3 - Significant Equity Investee (continued):

•                  The InvestCo NP Loans, the LandCo Loan, the AcquisitionCo Loan and the InvestCo/MGIM Loan each accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the final closing of the equity purchase pursuant to the CUP Agreement.

•                  Interest receivable accrued from September 30 to December 23, 2005 on the LandCo Loan was payable by the Company to InvestCo. Upon approval of the Company’s gaming license by the Nevada Gaming Commission and the closing of the remaining contemplated series of transactions, such interest receivable was waived and considered additional investment in NP Land.

•                  On January 5, 2006, the Company, though a subsidiary, received a $3 million in-substance distribution from CCR from the proceeds of the Credit Agreement, which distribution was used to pay Company obligations, including consulting fees ($1,996,155) and amounts due to beneficial owners ($1,003,845). At that time, the remaining amount due to beneficial owners ($271,155) was contributed to members’ equity.

The following tables present condensed financial information of CCR as of December 31, 2006, and for the years ended December 31, 2006 and 2005:

Balance Sheet	December 31, 2006
Current assets	$64,987,000
Property and equipment, net	326,830,000
Other	126,966,000
$518,783,000

Current liabilities	$34,256,000
Long-term liabilities	395,039,000
Member’s equity	89,488,000
$518,783,000

Statements of Operations	2006	2005
Revenue	$189,961,000	$171,547,000
Net income	$12,914,000	$15,478,000

OCM HoldCo, LLC and Subsidaries

Notes to Financial Statements (continued)

December 31, 2006

NOTE 4 - Income Taxes:

Prior to Blocker’s election to be taxable as a corporation, effective January 1, 2006, neither the Company nor its consolidated subsidiaries were tax paying entities for federal or state income tax purposes. The following table summarizes the deferred federal and state income tax benefit (there is no current provision):

Federal	$446,124
State	49,439

$495,563

The following table presents a reconciliation of the provision (benefit) for income taxes with that determined by applying the statutory U.S. federal income tax rate to income before income taxes:

		Percent
Statutory federal rate	$2,229,829	35.0%
State taxes, net of impact on federal tax	(32,135)	(0.5)%
Miscellaneous CCR attributes	74,340	1.2%
Intercompany interest expense, deductible but eliminated for financial reporting purposes	(838,323)	(13.2)%
Tax exempt income	(2,044,832)	(32.1)%
Attributes passed through to members	115,558	1.8%

Tax at effective rate	$(495,563)	(7.8)%

At December 31, 2006, Blocker had approximately $2,446,000 in federal net operating loss carryforwards expiring in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land (there are no current deferred tax assets and liabilities), including net deferred tax liabilities of $1,713,000 considered in the initial cost of the investments:

Basis adjustment (Section 754 elections)	$(336,862)
Other CCR attributes	(1,634,048)
Other NP Land attributes	19,544
Net operating loss carryforwards	733,928

$(1,217,437)

The other CCR attributes shown above consist primarily of depreciation and amortization.

OCM HoldCo, LLC and Subsidaries

Notes to Financial Statements (continued)

December 31, 2006

NOTE 5 - Related party transactions:

As of September 22, 2006, a subsidiary of the Company became an additional guarantor under a limited recourse guaranty executed in connection with the Credit Agreement. Pursuant to the guaranty, all of the Company’s equity interest in CCR will be pledged after approval by gaming authorities was obtained on March 22, 2007. Recourse on the guaranty is limited to such equity interests. This arrangement is in substance a subordination of rights of the Company’s members and, therefore, pursuant to FASB Interpretation No. 45, Accounting for Guarantees by Guarantors, does not require recognition of a liability by the Company.

The Credit Agreement is secured by substantially all of CCR’s real and personal property and is comprised of a $110 million term loan and a $140 million revolving facility and matures on January 5, 2011. The proceeds from borrowings under the Credit Agreement were used to refinance $115 million of CCR’s then existing indebtedness, pay distributions, finance capital improvements, and fund general corporate operations. As of December 31, 2006, the outstanding principal amount of the term loan and revolving facility was $108,900,000 and $38,000,000, respectively.

As of December 31, 2006, the Company is also conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

Subsequent to December 31, 2006, the Oaktree Funds agreed that, until such obligations are brought under PA Meadows, it will support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million in support of a highway occupancy permit required for certain road improvements to be made by CCR in connection with the construction of the temporary and permanent casino facilities at The Meadows. The Company has agreed with Millennium that if a member bears a greater than pro rata portion of such amounts, then such member shall receive, subject to receipt of all necessary gaming approvals, additional equity interests in CCR. As a result of this arrangement, the Company’s percentage ownership in CCR may increase.

Effective January 1, 2006, an affiliate of one of the Company’s members provides the Company with certain administrative support services for an annual fee of $75,000 based on hourly rates of assigned personnel.