Form 10QSB
period 2007-03-31
OCM HoldCo, LLC
filed 2007-05-15
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements

OCM HoldCo, LLC, and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$25,093	$306

Other assets:
Investment in Cannery Casino Resorts, LLC	125,895,631	123,232,875
Investment in NP Land, LLC	5,050,141	4,921,629
Gaming and related licenses	797,599	816,944
Total assets	$131,768,464	$128,971,754

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $93,750 and $75,000 to a related party	$253,337	$110,805
Deferred tax liabilities	423,293	247,043
Total current liabilities	676,630	357,848
Deferred tax liabilities	1,400,144	970,394

Members’ equity	129,691,690	127,643,512
	$131,768,464	$128,971,754

See notes to consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006

Income:
Interest income	$—	$1,936,248
Equity in earnings of unconsolidated investees	2,722,695	—
	2,722,695	1,936,248

Costs and expenses:
Professional fees	54,975	6,046
Administrative fees and other expenses, including $18,750 and $18,500 to a related party	21,185	18,750
	76,160	24,796

Income before income taxes	2,646,535	1,911,452

Income taxes	606,000	—

Net income	$2,040,535	$1,911,452

See notes to consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006

Members’ equity, beginning of period	$127,643,512	$5,164,041

Net income	2,040,535	1,911,452
Distribution to members	—	(3,000,000)
Contributions from members	7,643	67,538,697

Members’ equity, end of period	$129,691,690	$71,614,190

See notes to consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Three Months ended March 31, 2007 and 2006

	2007	2006

Operating activities:
Net income	$2,040,535	$1,911,452
Non-cash interest income	—	(1,936,248)
Equity in earnings of unconsolidated investees	(2,722,695)	—
Adjustments to reconcile net income to net cash provided by operating activities consisting of increases in operating (assets) liabilities:
Deferred income taxes	606,000	—
Accounts payable and accrued expenses	142,532	24,796
Net cash provided by operating activities	66,372	—

Investing activities:

Investment in note receivable	—	(64,000,000)
Distribution from Cannery Casino Resorts, LLC	—	3,000,000
Investment in Contribution and Unit Purchase Agreement	—	(2,011,198)
Investment in Cannery Casino Resports LLC	(68,573)	—
Gaming and related licenses	19,345	(252,499)
Net cash used in investing activities	(49,228)	(63,263,697)

Financing activities:

Repayment of borrowings to beneficial owner	—	(1,275,000)
Distribution to members	—	(3,000,000)
Capital contributions	7,643	67,538,697
Net cash provided by financing activities	7,643	63,263,697

Net increase in cash	24,787	—

Cash, beginning of period	306	100

Cash, end of period	$25,093	$100

See notes to consolidated financial statements.

OCM HoldCo, LLC, and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Basis of Presentation

The Company’s consolidated financial statements as of March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and March 31, 2006, include the accounts of the Company and its wholly-owned subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Commission on March 29, 2007, from which the December 31, 2006, balance sheet information is derived.

NOTE 2—Income Taxes

The Company is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

The Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes  (“FIN 48”) as required on January 1,  2007.  Although FIN 48 applies in some respects to “flow-through” entities such as the Company, management determined that the Company has no “uncertain tax positions” as defined in FIN 48, and therefore the adoption had no effect on opening retained earnings or the current period’s results of operations.

The Company owns 100% of the equity interest in OCM Blocker, LLC (“Blocker”) which has elected to be taxed as a corporation and, which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, subsidiaries of which are included in this consolidation.  Subsidiaries of Blocker own the investments in Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and NP Land, LLC, a Nevada limited liability company (“NP Land”), which are treated as partnerships for federal income tax purposes and, accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, tax paying subsidiaries of CCR that own and will operate the casino at The Meadows, a harness race track in Pennsylvania, which is scheduled to open June 1, 2007.

The Company has assumed that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized through the disposition of the Company’s investment in CCR at a gain.  However, because the Company has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to the Company’s members, in other words, without tax effect to the Company.  In addition, Blocker incurs interest expense on inter-company indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation. The Company also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax purposes, flow through to its members. As a result primarily of the circumstances discussed above, the Company’s effective tax rate (estimated to be approximately 23% for 2007) differs from the federal statutory rate of 35%.

NOTE 3—Related Party Transaction

In February 2007, OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to Cannery Casino Restorts, LLC, a Nevada limited liabilty company (“CCR”), letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support will continue until PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), which is a subsidiary of CCR, becomes obligated to reimburse amounts drawn under the letters of credits.  The letters of credit are in support of a highway occupancy permit required for certain road improvements to be made by PA Meadows in connection with the construction of the temporary and permanent casino facilities at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.  The Company has agreed with Millennium Gaming, Inc., a Nevada corporation (“Millennium”), CCR’s 58% member, that if a member of CCR bears a greater than pro rata portion of such amounts, then such member shall receive, subject to receipt of all necessary gaming approvals, additional equity interests in CCR.  As a result of this arrangement, the Company’s percentage ownership in CCR could increase.

Item 2.    Management Discussion and Analysis of Plan of Operation

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of the Oaktree Funds, each of which is a Delaware limited partnership and an affiliate of Oaktree Capital Management, LLC, a California limited liability company (“Oaktree”), for the purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company, acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  CCR also operates the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, which CCR intends to replace with a new casino and hotel complex, Cannery East. The primary assets of NP Land are approximately 22 acres of land, the current site of the Nevada Palace, which land is leased to a wholly-owned subsidiary of CCR.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it is currently constructing a temporary casino and intends to construct a permanent casino.

All of the Company’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of the Company’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  VoteCo and InvestCo are affiliates of Oaktree.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company, and its total equity contributions are limited to $100.

Operations Analysis

For the three months ended March 31, 2007, the Company’s 42% equity in the earnings of CCR and 33-1/3% equity in the earnings of NP Land totaled $2,594,183 and $128,512, respectively.

CCR’s revenues for the three months ended March 31, 2007 were up approximately 10% over the comparable period in the prior year primarily due to the addition of the Nevada Palace in September 2006.  Revenues at The Cannery were up approximately 17% as a result of expansions completed in April and August of 2006, however, the increase was offset by a decline in revenues at the Rampart Casino caused by the opening of a significant new competitor in April 2006.  Similar changes in departmental operating costs and expenses occurred for the same reasons.  However, total departmental operating costs and expenses increased approximately $1.4 million during the current quarter over the comparable prior year quarter primarily as a result of preopening expenses incurred in connection with the development of the casino at The Meadows, a harness race track in Pennsylvania, which is scheduled to open June 1, 2007, and higher general and administrative expenses associated with the Nevada Palace which also could be considered effectively preopening costs associated with the development of the Cannery East, a new casino and hotel complex which is scheduled to open in 2008.  Other non-operating expenses, net decreased approximately $4.2 millon due to a $2.7 million gain on the disposition of an investment, an increase in interest income on cash deposits during the current quarter and a loss on the extinguishment of debt in the prior year quarter, partially offset by higher interest expense on increased borrowings.

Liquidity and Capital Resources

The Company’s reoccurring prospective need for liquidity and capital resources is principally associated with financing of its income tax obligations when due and, to a lesser extent, the costs of being a reporting company.  Beginning in April 2007, the Company received its first scheduled quarterly distribution from CCR, which distributions are intended and expected to adequately fund the Company’s tax and other obligations.  Contributions from the Company’s members are the expected source of funding for prospective new investments (see “Off Balance Sheet Arrangements” and “Related Person Transactions”), if any.

Off Balance Sheet Arrangement

Credit Agreement

As discussed in the Company’s Annual Report on Form 10-KSB filed on March 29, 2007, a subsidiary of the Company became an additional guarantor under the limited recourse guaranty executed in connection with the syndicated credit agreement entered into by CCR and three of its subsidiaries with Bank of America.  Pursuant to the guaranty, all of the Company’s equity interest in CCR has been pledged.  The credit agreement is secured by substantially all of CCR’s real and personal property.  The credit facility is comprised of a $110 million term loan and a $140 million revolving facility and matures on January 5, 2011.  The proceeds from borrowings under the credit agreement were used to refinance $115 million of CCR’s then existing indebtedness, pay distributions, finance capital improvements, and fund general corporate operations. For more information about the credit agreement, please refer to Item 1 of the Post-Effective Amendment No. 2.  As of March 31, 2007, the outstanding principal amount of the term loan and revolving facility is $108,625,000 and $38,000,000, respectively.

Additional Commitment - PA Meadows Transaction

As of March 31, 2007, the Company is conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

By way of background, on July 26, 2006, CCR, through PA Meadows, acquired all of the capital stock in entities owning and operating The Meadows harness racetrack and issued to the seller a note for $175 million to secure a cash purchase price obligation, and a note for $25 million to secure a holdback obligation. The acquisition was pursuant to two agreements: (i) a Stock Purchase Agreement between PA Meadows and Magna Entertainment Corp., a Delaware corporation (“ MEC”), dated November 8, 2005, as amended by a first amendment dated July 26, 2006, and (ii) a Post-Closing and Note Issuance Agreement dated July 26, 2006 by and between PA Meadows, MEC and the parties named therein. On November 14, 2006, PA Meadows paid $175 million in cash and delivered a $25 million holdback agreement to MEC, in full satisfaction of the notes issued to MEC on July 26, 2006. The acquisition was financed by a $50 million equity contribution from the Company to CCR and proceeds from two syndicated credit facilities. For more information about the terms of the syndicated credit facilities, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006. In exchange for the Company’s $50 million equity contribution, CCR issued additional equity interests, causing the Company’s percentage ownership in CCR to increase from 33-1/3% to 42%.

Related Person Transactions

In February 2007, the Oaktree Funds agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support will continue until PA Meadows becomes obligated to reimburse amounts drawn under the letters of credits.  The letters of credit are in support of a highway occupancy permit required for certain road improvements to be made by PA Meadows in connection with the construction of the temporary and permanent casino facilities at The Meadows.  The Company has agreed with Millennium that if a member bears a greater than pro rata portion of such amounts, then such member shall receive, subject to receipt of all necessary gaming approvals, additional equity interests in CCR.  As a result of this arrangement, the Company’s percentage ownership in CCR could increase.

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

Professional fees and other costs associated with the applications for licensure of the Company and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos, and treated as indefinite life intangible assets based on the expectations that such licenses will be granted, that they will enable the Company to hold direct and indirect ownership interests in gaming enterprises, and that it is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom. Accordingly, pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, such assets are to be evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non–compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.

Item 3. Controls and Procedure

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule13a-15(e) under the Exchange Act.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

OCM HOLDCO, LLC
Registrant

Date: May 15, 2007	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: May 15, 2007	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager