Form 10QSB
period 2007-06-30
OCM HoldCo, LLC
filed 2007-08-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Forward Looking Statements.

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current asset, cash	$789,901	$306
Other assets:
Investment in Cannery Casino Resorts, LLC	119,667,228	123,232,875
Investment in NP Land, LLC	5,138,948	4,921,629
Gaming and related licenses	794,493	816,944
Prepaid Expenses	37,500	—
	$126,428,070	$128,971,754

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $75,000 in 2006 to a related party	$105,307	$110,805
Deferred tax liabilities	229,793	247,043
	335,100	357,848

Deferred tax liabilities	772,644	970,394
Members’ equity	125,320,326	127,643,512
	$126,428,070	$128,971,754

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Income:
Interest income	$2,249	$2,042,861	$2,249	$3,979,109
Equity in net loss of unconsolidated investees	(5,679,145)	—	(2,956,450)	—
	(5,676,896)	2,042,861	(2,954,201)	3,979,109

Expenses:
Professional fees	37,442	44,457	92,417	50,503
Administrative fees and other expenses, including $18,750, $18,750, $37,500 and $37,500 to a related party	47,576	48,924	68,760	67,674
	85,018	93,381	161,177	118,177

Income before income tax benefit	(5,761,914)	1,949,480	(3,115,378)	3,860,932

Income tax benefit	821,000	—	215,000	—

Net income (loss)	$(4,940,914)	$1,949,480	$(2,900,378)	$3,860,932

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

	2007	2006

Members’ equity, beginning of period	$127,643,512	$5,164,041

Net income (loss)	(2,900,378)	3,860,932

Distribution	—	(3,000,000)

Capital contributions	7,643	67,625,997

Equity in other comprehensive income of unconsolidated investee	569,549	—

Members’ equity, end of period	$125,320,326	$73,650,970

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

	2007	2006

Operating activities
Net income	$(2,900,378)	$3,860,932
Non-cash interest income	—	(3,979,109)
Equity in earnings of unconsolidated investees	2,956,450	—
Increases in operating (assets) liabilities:
Deferred income taxes	(215,000)	(10,000)
Prepaid expenses	(37,500)	—
Accounts payable and accrued expenses	(5,498)	(40,412)

Net cash used in operating activities	(201,926)	(168,589)

Investing activities
Investment in note receivable	—	(64,000,000)
Investment in Contribution and Unit Purchase Agreement	—	(2,115,239)
Distribution from Cannery Casino Resorts, LLC	1,030,000	3,000,000
Investment in Cannery Casino Resorts, LLC	(68,573)	—
Gaming and related licenses	22,451	(66,843)

Net cash provided by (used in) investing activities	983,878	(63,182,082)

Financing activities
Repayment of borrowings to beneficial owner	—	(1,275,000)
Distribution	—	(3,000,000)
Capital contributions	7,643	67,625,997

Net cash provided by financing activities	7,643	63,350,997

Net increase in cash	789,595	326
Cash, beginning of period	306	100

Cash, end of period	$789,901	$426

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Basis of Presentation

The consolidated financial statements as of June 30, 2007, and December 31, 2006, and for the three and six month periods ended June 30, 2007 and 2006 of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”), include the accounts of the Company and its wholly-owned subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Commission on March 29, 2007, from which the December 31, 2006, balance sheet information is derived.

NOTE 2—Income Taxes

The Company is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

The Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required on January 1, 2007.  Although FIN 48 applies in some respects to “flow-through” entities such as the Company, management determined that the Company has no “uncertain tax positions” as defined in FIN 48, and therefore the adoption had no effect on opening retained earnings or the current period’s results of operations.

The Company owns 100% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, whose subsidiaries are included in this consolidation.  Subsidiaries of Blocker own the investments in Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and NP Land, LLC, a Nevada limited liability company (“NP Land”), which are treated as partnerships for federal income tax purposes, and accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, tax paying subsidiaries of CCR that own and operate the casino at The Meadows, a harness race track in Pennsylvania, which opened June 11, 2007.

Management believes it is likely that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized through the disposition of the Company’s investment in CCR at a gain.  However, because the Company has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to the Company’s members, in other words, without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation. The Company also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members. As a result primarily of the circumstances discussed above, the Company’s estimated effective tax rate, approximately 6.9% for 2007, differs from the federal statutory rate of 35%.

NOTE 3—Related Party Transaction

In February 2007, OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support was transferred to PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”) and a subsidiary of CCR, during the second quarter.  The Oaktree Funds received $382,000 from CCR as consideration for supporting the letters of credit.

Item 2.    Management Discussion and Analysis of Plan of Operation.

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of affiliates of Oaktree Capital Management, L.P., a Delaware limited partnership (formerly Oaktree Capital Management, LLC) (“Oaktree”), for the purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company, acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  CCR also operates the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, which CCR is replacing with a new casino and hotel complex, East Side Cannery, which is currently under construction. The primary assets of NP Land are approximately 29 acres of land, the future site of East Side Cannery, which land is leased to a wholly-owned subsidiary of CCR.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it recently opened a temporary casino and is constructing a permanent casino.

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

Operations Analysis.

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land.  Significant events related to CCR are described below.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delayed draw first lien term loan, and a $115 million seven-year second lien term loan.  The proceeds were used primarily to retire approximately $150 million of existing debt at CCR and approximately $287 million of existing debt at PA Meadows.  In addition to cash flow to be generated from operations, the remainder of the proceeds from the borrowings will be used to fund the completion of the permanent casino at The Meadows and the completion of the East Side Cannery development.  The temporary casino facility at The Meadows opened to the public on June 11, 2007 and was open for operations for 20 days during the second quarter.  The construction of East Side Cannery commenced on May 1, 2007.  The total project cost of East Side Cannery is estimated to be $250 million, of which approximately $15 million has been spent as of June 30, 2007.  The anticipated completion date is August 1, 2008.  CCR has also obtained a $30 million commitment to primarily fund gaming equipment purchases associated with the development of projects as needed.

Operational highlights for CCR for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, follows:

•                                         As compared to the six months ended June 30, 2006, net income decreased approximately $15,954,000 for the six month period ended June 30, 2007.  The decrease includes the non-recurring effects of a loss on extinguishment of debt of approximately $15,034,000 and the pre-opening expenses of $3,891,000 associated with opening the temporary casino facility at The Meadows.  These non-recurring charges were partially offset by a non-recurring gain on the disposition of an investment of $2,660,000.

•                                         The temporary casino facility at The Meadows produced revenues totaling $14,365,000 in its first 20 days of operations and continues to meet and/or exceed management’s profit expectations.

•                                         As compared to the six months ended June 30, 2006, the combined operating income for The Cannery and the Rampart Casino declined slightly due to slightly lower revenues.  Revenues for The Cannery were up 12% for the six months ended June 30, 2007 and 7% for the quarter due to facility expansions completed in May and August 2006, while revenues for the Rampart Casino were down 14% for the six months ended June 30, 2007, and 12% for the quarter as a result of increased competition from a relatively new competitor.

For the six months ended June 30, 2007, the Company’s 42% and its 33-1/3% equity interest in the net income (loss) of CCR and NP Land, respectively, totaled ($3,173,768) and $217,318, respectively.  There is no interest income in the current year period, as the notes that gave rise to such interest income in 2006 were converted into equity interests in CCR and NP Land during the third quarter of 2006.

Liquidity and Capital Resources.

The Company’s reoccurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  Beginning in April 2007, the Company received its first scheduled quarterly distribution from CCR, which distributions are intended and expected to adequately fund the Company’s tax and other obligations.  Contributions from the Company’s members are the expected source of funding for prospective new investments (see “Off Balance Sheet Arrangements” and “Related Person Transactions”), if any.

Off Balance Sheet Arrangements.

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  Part of the proceeds were used to pay off existing debt including a $250 million Bank of America credit facility.   For more information about the syndicated credit facilities, please refer to the Company’s Form 8-K Report filed on May 24, 2007.

Additional Commitments

As of June 30, 2007, the Company is conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

On June 15, 2007, the Company engaged Steve DuCharme, a former chairman of the Nevada State Gaming Control Board, to serve as the independent member of the Company’s Gaming Compliance Committee, for a monthly compensation fee of $2,500.

Related Person Transactions.

In February 2007, the Oaktree Funds agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  During the three month period that ended June 30, 2007, such support was transferred to PA Meadows, a subsidiary of CCR.  The Oaktree Funds received $382,000 from CCR as consideration for its support of the letters of credit.

Critical Accounting Estimates and Policies.

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

Item 3. Controls and Procedure.

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

Item 6. Exhibits.

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

OCM HOLDCO, LLC
Registrant

Date: August 14, 2007	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 14, 2007	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager