Form 10QSB
period 2007-09-30
OCM HoldCo, LLC
filed 2007-11-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	20-3673772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$666,356	$306
Other	19,225	—
	685,581	306

Other assets:
Investment in Cannery Casino Resorts, LLC	120,333,389	123,232,875
Investment in NP Land, LLC	5,296,652	4,921,629
Gaming and related licenses	805,698	816,944
	$127,121,320	$128,971,754

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $75,000 in 2006 to a related party	$32,833	$110,805
Deferred tax liabilities	204,672	247,043
	237,505	357,848

Deferred tax liabilities, net of current portion	920,765	970,394

Members’ equity	125,963,050	127,643,512
	$127,121,320	$128,971,754

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Income:
Interest income	$7,575	$1,863,269	$9,824	$5,842,378
Equity in net income (loss) of unconsolidated investees	2,621,094	133,438	(335,356)	133,438
	2,628,669	1,996,707	(325,532)	5,975,816

Expenses:
Professional fees	52,861	19,340	145,278	69,843
Administrative fees and other expenses, including $18,750 and $56,250 to a related party for each 3-month and 9-month period, respectively	19,485	82,623	88,245	150,297
	72,346	101,963	233,523	220,140

Income (loss) before income tax benefit	2,556,323	1,894,744	(559,055)	5,755,676

Income taxes (benefit)	123,000	—	(92,000)	—

Net income (loss)	$2,433,323	$1,894,744	$(467,055)	$5,755,676

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Members’ equity, beginning of period	$127,643,512	$5,164,041

Net income (loss)	(467,055)	5,755,676

Distribution to member	—	(3,000,000)

Capital contributions	7,643	67,791,113

Equity in other comprehensive income of unconsolidated investee	(1,221,050)	—

Members’ equity, end of period	$125,963,050	$75,710,830

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Operating activities
Net income (loss)	$(467,055)	$5,755,676
Equity in earnings of unconsolidated investees	335,356	(133,438)
Increases in operating (assets) liabilities:
Deferred income taxes	(92,000)	—
Other	(19,225)	(10,000)
Interest receivable	—	(5,842,378)
Accounts payable and accrued expenses	(77,972)	422,310
Net cash (used in) provided by operating activities	(320,896)	192,170

Investing activities
Investment in note receivable	—	(64,000,000)
Investment in Contribution and Unit Purchase Agreement	—	(2,448,103)
Distribution from Cannery Casino Resorts, LLC	1,030,000	3,000,000
Investment in Cannery Casino Resorts, LLC	(61,943)	(141,648)
Gaming and related licenses, costs	11,246	—
Net cash provided by (used in) investing activities	979,303	(63,589,751)

Financing activities
Repayment of borrowings to beneficial owner	—	(1,275,000)
Distribution to member	—	(3,000,000)
Capital contributions	7,643	67,672,847
Net cash provided by financing activities	7,643	63,397,847

Net increase in cash	666,050	266
Cash, beginning of period	306	100

Cash, end of period	$666,356	$366

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Basis of Presentation

The consolidated financial statements as of September 30, 2007, and December 31, 2006, and for the three and nine month periods ended September 30, 2007 and 2006 of the Company, include the accounts of the Company and its wholly-owned subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company owns 100% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, whose subsidiaries are also included in this consolidation.  Subsidiaries of Blocker own the investments in Cannery Casino Resorts, LLC (“CCR”), and NP Land, LLC (“NP Land”), both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the casino at The Meadows, a harness race track in Pennsylvania that opened June 11, 2007.

Management believes it is likely that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because the Company has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to the Company’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation. The Company also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members. Because of the circumstances discussed above, the Company’s estimated effective tax rate, approximately 16.4% for 2007, differs from the federal statutory rate of 35%.

NOTE 3—Related Party Transaction

In February 2007, OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support was transferred to PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”) and a subsidiary of CCR, during the second quarter.  The Oaktree Funds received $382,000 from CCR as consideration for supporting the letters of credit.

Item 2.    Management Discussion and Analysis or Plan of Operation.

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction affiliates of Oaktree Capital Management, L.P., a Delaware limited partnership (formerly Oaktree Capital Management, LLC) (“Oaktree”), for the purpose of participating in various activities relating to the gaming industry.

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

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan.  The proceeds were used primarily to retire approximately $150 million of existing debt at CCR and approximately $287 million of existing debt at PA Meadows.  In addition to cash flow to be generated from operations, the remainder of the proceeds from the borrowings will be used to fund the completion of the permanent casino at The Meadows and the completion of the East Side Cannery development.  The temporary casino facility at The Meadows opened to the public on June 11, 2007.  The construction of East Side Cannery commenced on May 1, 2007.  The total project cost of East Side Cannery is estimated to be $250 million, of which approximately $36 million has been spent as of September 30, 2007.  The anticipated completion date is August 1, 2008.  CCR has also obtained a $30 million commitment to primarily fund gaming equipment purchases associated with the development of projects as needed.

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

Operational highlights for CCR for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, follows:

•                                                         As compared to the nine months ended September 30, 2006, net income decreased approximately $13,595,000 for the nine month period ended September 30, 2007.  The decrease includes the non-recurring effects of a loss on extinguishment of debt of approximately $15,034,000 and the pre-opening expenses of $4,585,000 associated with opening the temporary casino facility at The Meadows.  These non-recurring charges were partially offset by a non-recurring gain on the disposition of an investment of $2,660,000.

•                                                         The temporary casino facility at The Meadows produced revenues totaling $74,479,000 from commencement of operations at June 11, 2007 through September 30, 2007. The property continues to meet and/or exceed management’s profit expectations.

•                                                         As compared to the nine months ended September 30, 2006, the combined operating income for The Cannery and the Rampart Casino declined slightly due to lower revenues.  Revenues for The Cannery increased 7% for the nine months ended September 30, 2007 due to facility expansions completed in May and August 2006, while revenues for the third quarter decreased slightly.  Revenues for the Rampart Casino were down 11% for the nine months ended September 30, 2007, and 6% for the third quarter as a result of the continuing affects of a relatively new competitor.

For the nine months ended September 30, 2007, the Company’s 42% and its 33-1/3% equity interest in the net income (loss) of CCR and NP Land, respectively, totaled ($710,379) and $375,023, respectively.  Interest income in the prior year periods related to notes receivable that were converted into investments in CCR and NP Land during the third quarter of 2006.  The interest income for the current year relates to interest earned on our cash on hand.

Liquidity and Capital Resources.

                The Company’s reoccurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  In April 2007, the Company received distributions from CCR.  These distributions are intended and expected to adequately fund the Company’s tax and other obligations.  Contributions from the Company’s members are the expected source of funding for prospective new investments (see “Off Balance Sheet Arrangements” and “Related Person Transactions”), if any.  In October 2007, the Company received a distribution from NP Land for the amount of $405,000.

Off Balance Sheet Arrangements.

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  Part of the proceeds were used to pay off existing debt including the $250 million Bank of America credit facility.   For more information about the syndicated credit facilities, please refer to the Company’s Form 8-K Report filed on May 24, 2007.

Additional Commitments

                As of September 30, 2007, the Company is conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

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

In the third quarter of 2007, the Company outsourced the daily bookkeeping of the Company to a third party.  While the daily data input has been outsourced, management of the Company remains in control of all business decisions and has direct visual review of the bookkeeping on a real time basis.  There were no other changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: November 14, 2007	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: November 14, 2007	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager