Form 10KSB
period 2007-12-31
OCM HoldCo, LLC
filed 2008-03-31
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Revenues for the fiscal year ended December 31, 2007 were approximately $1,107,214.

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

OCM HOLDCO, LLC

PART I

Item 1.  Description of Business

THE COMPANY

Overview of the Company

The Company was initially formed on July 22, 2005, at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), each of which is a Delaware limited partnership and an affiliate of Oaktree Capital Management, L.P., a Delaware limited partnership (formerly Oaktree Capital Management, LLC) (“Oaktree”). The Company was formed for the primary purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and a 33-⅓% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”). The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries:

•        owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•        owns and operates a temporary casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania, and is currently constructing a larger, permanent casino facility;

•        operates the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of northwest Las Vegas; and

•        operated the Nevada Palace Hotel and Casino (the “Nevada Palace”) (until February 29, 2008) which is being replaced with a new casino hotel (the “Eastside Cannery”) that is currently under construction.

On December 11, 2007, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) by and among (i) Crown Limited, an Australian company (“Crown”), (ii) Crown CCR Group Investments One, LLC (“Crown One”) and Crown CCR Group Investments Two, LLC (“Crown Two” and collectively with Crown One, the “Crown Buyers”, each a Delaware limited liability company and an indirect wholly owned subsidiary of Crown), (iii) Millennium Gaming, Inc., a Nevada corporation (“Millennium”), (iv) the Company (the Company and Millennium each a “Seller”, and collectively, the “Sellers”), and (v) CCR.  Upon the consummation of the transactions contemplated by the Purchase Agreement, the Crown Buyers would collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR, and the Company would be completely divested of its indirect interest in CCR.  We expect that the transactions contemplated by the Purchase Agreement will be consummated within eighteen months of entry into the Purchase Agreement upon satisfaction of customary closing conditions, including regulatory approvals.

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

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of the Company’s managers (the “Managers”). The Company has issued Class B Membership Units to InvestCo, which units do not entitle the holders thereof to any voting rights (except as otherwise required by applicable law). The Class B Membership Units allow InvestCo and its investors, including the Oaktree Funds, to invest in the Company without having any voting power or power to control the operations or affairs of the Company (except as required by law). If InvestCo and its investors, including the Oaktree Funds, had any power to control the operations or affairs of the Company, they and their respective constituent equityholders would generally be required to be licensed or found suitable pursuant to the gaming laws and liquor codes of the jurisdictions in which CCR’s properties are located.

VoteCo, InvestCo, the Company and each of the Company’s wholly-owned subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a Los Angeles-based investment management firm with over $52 billion in assets committed to management in specialized investment strategies. These strategies include distressed debt, high yield bonds, convertible securities, emerging market equities, power infrastructure investments, principal investments for corporate control, real estate investments, mezzanine financing and Japanese equity securities. Oaktree has approximately 465 employees, with offices in Los Angeles, New York, Stamford (Connecticut), London, Frankfurt, Beijing, Hong Kong, Seoul, Shanghai, Singapore, Tokyo and, through affiliates of Oaktree-managed funds, Luxembourg.  Oaktree is led by Howard Marks, Chairman, and Bruce Karsh, President and is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. The Oaktree Funds are the fourth closed-end “principal” funds that the professionals who invest and manage the Oaktree Funds have organized since 1994 for the purpose of making control-oriented equity investments.

Business Developments

2007 Highlights

On December 11, 2007, the Company entered into the Purchase Agreement by and among the Crown Buyers, Sellers and CCR.

The Company indirectly holds 42% of the issued and outstanding units of CCR (“CCR Units”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  AcquisitionCo holds 42% of the CCR Units, and Millennium holds 58% of the CCR Units.  The Company and Blocker are also parties to an Option to Purchase dated January 5, 2006 as corrected on March 17, 2006 (the “Option Agreement”), whereby the Company has the option to purchase all of the issued and outstanding units of AcquisitionCo from Blocker.  GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.

Pursuant and subject to the terms and conditions of the Purchase Agreement, (i) Crown One has agreed to purchase from Millennium, all of Millennium’s CCR Units, (ii) Crown Two has agreed to purchase from the Company, all of the Company’s interest in Blocker, and (iii) Crown One has agreed to purchase from the Company, all of the Company’s right, title and interest in the Option Agreement.  Pursuant and subject to the terms and conditions of a separate Purchase Agreement dated December 11, 2007 (the “GLCP Purchase Agreement”), by and among the Crown, Crown Two, Blocker and GLCP, Crown Two has agreed to purchase from GLCP, all of GLCP’s interest in Blocker.  Upon the consummation of the transactions contemplated by the Purchase Agreement and the GLCP Purchase Agreement, Buyers would collectively own, directly or indirectly, 100% of the CCR Units, and the Company would be completely divested of its indirect interest in CCR.

AcquisitionCo, an indirect subsidiary of the Company, indirectly owns a minority interest in NP Land, through a wholly-owned subsidiary, OCM LandCo, LLC, a Delaware limited liability company (“LandCo”).  The primary assets of NP Land are approximately 22 acres of land (the former site of the Nevada Palace and the current site of the Eastside Cannery), which land is currently leased to a wholly-owned subsidiary of CCR.  In connection with the transactions contemplated by the Purchase Agreement, AcquisitionCo will sell its wholly-owned subsidiary, LandCo, to Nevada Palace Inc., an entity owned by William Wortman, a principal of Millennium.

The aggregate purchase price payable by the Crown Buyers to Sellers (the “Purchase Price”) for (i) Millennium’s CCR Units, (ii) the Company’s interest in Blocker, (iii) the Company’s right, title and interest in the Option Agreement and (iv) GLCP’s interest in Blocker, is approximately $1.7522 billion in cash (debt free), subject to certain adjustments, including, but not limited to, certain adjustments to the Purchase Price related to the date the transactions contemplated by the Purchase Agreement are consummated and adjustments based on the costs necessary (if any) to complete construction of certain building projects after closing.

The Purchase Agreement provides that, upon termination under specified circumstances of the Purchase Agreement related to, among other things, the Crown Buyers’ breach of the Purchase Agreement or the failure to obtain regulatory approval, the Crown Buyers would be required to pay a termination fee of $50 million to Sellers.

The Purchase Agreement provides that the Crown Buyers be indemnified for damages resulting from breaches of Sellers’ representations, warranties and covenants, certain tax liabilities and other matters.  The sum of $25 million of the Purchase Price is to be placed in escrow as the exclusive source, subject to certain exceptions, for satisfaction of such damages as to which claims are made.   The amount deposited in the indemnity escrow is to be held for three years after the closing date, subject to limited exceptions.

The closing of the transactions contemplated by the Purchase Agreement are subject to customary closing conditions, including receipt of all necessary gaming approvals by the Crown Buyers.  The Company expects that the process of obtaining regulatory approvals will take between twelve to eighteen months.

2006 Highlights

In September 2006, the Company, through a subsidiary, acquired a 33-⅓% equity interest in CCR and a 33-⅓% equity interest in NP Land, both Nevada limited liability companies. The Company’s acquisition of the 33-⅓% equity interest in CCR and a 33-⅓% equity interest in NP Land was completed pursuant to the terms and conditions of a Contribution and Unit Purchase Agreement, dated as of May 10, 2005, as amended and restated in its entirety by the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”). The parties to the CUP Agreement were Messrs Paulos and Wortman, Millennium, CCR, AcquisitionCo, and other entities named therein.  In November 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33-⅓% to 42%.

Key features of the transactions completed during 2005 and 2006 pursuant to the CUP Agreement include the following:

•        In September 2005, the first series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned an aggregate of $10,607,245 (the “InvestCo NP Loans”) and $4,282,454 (the “LandCo Loan”) to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.

•        In January 2006, the second series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the “AcquisitionCo Loan “) and $5,125,000 (the “InvestCo/MGIM Loan”) to enable MGIM, LLC to acquire from an unrelated third party a 33-⅓% interest in CCR for a total purchase price of $70 million.

•        In September 2006, the last of the series of transactions contemplated by the CUP Agreement was completed, and the Company acquired a 33-⅓% interest in each of CCR and NP Land in exchange for cancellation of loans of $64 million and $4,282,454, plus accrued interest of $5,470,685 and $502,631, respectively.

•        The InvestCo NP Loans, the LandCo Loan, the AcquisitionCo Loan and the InvestCo/MGIM Loan each accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the final closing of the equity purchase pursuant to the CUP Agreement. The loans were financed by capital contributions from InvestCo.

In July 2006, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), acquired all of the capital stock in entities owning and operating The Meadows harness racetrack and issued to the seller a note for $175 million to secure a cash purchase price obligation, and a note for $25 million to secure a holdback obligation. The acquisition was pursuant to two agreements: (i) a Stock Purchase Agreement between PA Meadows and Magna Entertainment Corp., a Delaware corporation (“MEC”), dated November 8, 2005, as amended by a first amendment dated July 26, 2006, and (ii) a Post-Closing and Note Issuance Agreement dated July 26, 2006 by and between PA Meadows, MEC and the parties named therein. On November 14, 2006, PA Meadows paid $175 million in cash and delivered a $25 million holdback agreement to MEC, in full satisfaction of the notes issued to MEC on July 26, 2006. The acquisition was financed by a $50 million equity contribution from the Company to CCR and proceeds from two syndicated credit facilities.  In exchange for the $50 million equity contribution to CCR, CCR issued additional equity interests to AcquisitionCo, causing the Company’s percentage ownership in CCR to increase from 33-⅓% to 42%.

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

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a temporary gaming facility and where it is constructing a permanent casino.  In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which ceased operation on February 29, 2008 as planned in connection with the construction of the Eastside Cannery, which will replace the Nevada Palace.

The Cannery and the Rampart Casino are both currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”), which is 95% owned by Messrs. Paulos and Mr. Wortman.  MMG II also managed the Nevada Palace until it closed as planned on February 29, 2008 in connection with the construction of the Eastside Cannery, and will manage the Eastside Cannery when construction is completed and the facility is opened.

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  The proceeds were used primarily to retire existing debt, including the then-existing $250 million credit facility.  The remainder of the proceeds from the borrowing will be used to partially fund the construction of the permanent casino facility at The Meadows and the completion of the Eastside Cannery.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the SEC on May 24, 2007.

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and is an approximately 28-acre casino hotel, entertainment and parking complex owned by CCR. In 2006, The Cannery completed a $40 million expansion project and now features approximately 72,000 square feet of casino space, including 1,961 slot/video poker machines, 37 table games (including 12 poker tables), a poker room, and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 201 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant, a steakhouse and a franchised donut shop; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

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

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land. In May 2007, CCR commenced construction of the Eastside Cannery, a new, much larger, modern casino hotel complex to replace the Nevada Palace, which was operated through February 29, 2008 when it closed as planned in connection with the construction of the Eastside Cannery.  The anticipated completion date for the construction at the Eastside Cannery is August 1, 2008.

The Eastside Cannery is being constructed on the current site of the Nevada Palace on the Boulder Strip in east Las Vegas, eight miles from McCarran International Airport. The Eastside Cannery will target frequent local gaming patrons, the same demographic targeted by The Cannery and the Rampart Casino. The Eastside Cannery is expected to be similar in nature to The Cannery, featuring a significantly larger complex and complement of amenities and services than the current Nevada Palace, including improved casino, hotel, entertainment, restaurant and other amenities. The Eastside Cannery will have approximately 2,000 slot machines and 26 table games, and will include a 308-room hotel, five restaurants, six bars and a nightclub.

The primary assets of NP Land are approximately 22 acres of land, the site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR.

The Meadows

In 2006, CCR, through its indirect subsidiary, PA Meadows, acquired from MEC all of the capital stock of entities owning and operating The Meadows harness racetrack.  Concurrently with the acquisition, PA Meadows and its wholly-owned subsidiaries entered into a Racing Services Agreement, whereby a wholly-owned subsidiary of MEC (the “MEC Operator”) would continue to operate The Meadows for a minimum term of five years unless terminated earlier under certain circumstances. Under the Racing Services Agreement, the MEC Operator receives all revenues from and is liable for all of the costs associated with the racing operations, after paying PA Meadows a fixed fee of $50,000 per year, and generally indemnifies CCR and its affiliates against losses arising from all obligations and liabilities of the racing operations, subject to certain exceptions. In addition, MEC agreed to guarantee the financial obligations of the MEC Operator. As a result, during the term of the Racing Services Agreement, CCR’s principal economic interest in the racing operations will consist of the $50,000 in annual fixed fees paid by the MEC Operator.

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006.  In June 2007, PA Meadows opened an 82,000 square-foot temporary casino at The Meadows, which houses over 1,800 slot machines, a 360-seat all-you-can-eat restaurant, a snack bar, and sports bar with 23 bar-top video poker games.  The Meadows is also the first casino in Pennsylvania to offer patrons Keno, video roulette and a version of Monopoly.    PA Meadows began construction of a 350,000 square-foot permanent casino in late 2007.  PA Meadows expects that the permanent casino will be completed in early 2009 and will house approximately 4,000 slot machines.

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, are located within a rapidly growing metropolitan area in the United States.  According to recent data of the U.S. Census Bureau, between 1995 and 2005 Clark County’s population grew approximately 66%, more than five times the U.S. population growth of approximately 12% over the same period of time. According to Clark County demographers, county population growth slowed somewhat to approximately 5% between 2005 and 2006 but still remained above the national average. The Cannery, the Rampart Casino and the Nevada Palace are all located in Clark County. CCR’s management believes that the growth in Clark County’s population has been driven, in part, by Nevada’s favorable climate and tax structure and relatively low unemployment.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, downtown Las Vegas and Laughlin. The Nevada Commission estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In conjunction with the growth of the Clark County population, gaming revenues for the Las Vegas locals gaming market has experienced steady increases.  According to the Nevada Commission, total win from nonrestricted gaming operations in the Las Vegas locals gaming market grew from approximately $1.86 billion in 2003 to approximately $2.41 billion in 2005 and approximately $2.8 billion in 2007, representing an annual growth rate between 2003 and 2005 of 15% and between 2005 and 2007 of 8%.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery (once open) are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, a rapidly growing city in the United States.  According to the Nevada Commission, total win from nonrestricted gaming operations grew in North Las Vegas from approximately $302 million in 2005 to approximately $314 million in 2006, an approximately 4% annual increase over 2005.  From 2006 to 2007, total win decreased slightly to approximately $303 million, an approximately 4% annual decrease from 2006.  The  Cannery is located off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.

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

The Boulder Strip

The Nevada Palace is located and the Eastside Cannery will be located along the Boulder Highway, known as the “Boulder Strip.” According to the Nevada Commission, the Boulder Strip, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations grow from approximately $690 million in 2003 to approximately $890 million in 2005 and approximately $930 million in 2006 and 2007.  This growth represents an annual growth rate of 14% between 2003 and 2005, and 8% between 2005 and 2007.  The growth rate for 2006 and 2007, however, was flat.  CCR management believes that the Boulder Strip has become and is likely to remain popular with Las Vegas locals. The Boulder Strip is known as a popular “off Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Of the states in The Meadows casino’s greater market, only

West Virginia has established slot machine gaming and recently added table games.  Slot machine gaming is relatively new to Pennsylvania.  Pennsylvania has approved for licensure 11 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities and 5 stand alone slot machine gaming facilities.  Of the 11 facilities approved for licensure, 6 racetrack facilities are open and 1 stand alone slot machine gaming facility, Mt. Airy Casino Resort, is open.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  Ohio does not permit slot machine gaming.

Competition

The casino hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  Competition with the Company’s casino at The Meadows currently comes from racetrack-based casinos in West Virginia and will also likely come from the PITG Gaming, LLC d/b/a Majestic Star Casino, located in Pittsburgh, Pennsylvania, and anticipated to open in the spring 2009. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

Under the terms of CCR’s amended and restated operating agreement, Millennium and its affiliates, on the one hand, and AcquisitionCo and its affiliates (including the Company), on the other, must offer gaming opportunities first to CCR prior to pursuing any such opportunity outside CCR. Generally, no manager of CCR may serve as a manager, officer, director or employee of any casino operating or holding company, except that a manager may serve in such capacities with respect to CCR or its subsidiaries or entities that hold equity in the Company (other than Oaktree or investors in the Oaktree Funds). Nevertheless, a manager may serve as a manager, officer, director or employee of a casino operating or holding company formed to pursue a gaming opportunity offered to but not accepted by CCR and a casino operating or holding company formed to pursue certain opportunities in Mexico.

Las Vegas Locals Gaming Market

The growth in gaming revenue in the Las Vegas locals gaming market has led to a highly competitive market to attract business of Las Vegas locals. In addition to established casinos, CCR faces competition from smaller casinos, supermarkets, bars and convenience stores that offer gaming.

The closest casino competitors to The Cannery are Aliante Station (which, as of March 31, 2008, is still under construction) and Santa Fe Station, which are approximately five and six miles, respectively, from the site of the casino, although outside of The Cannery’s primary market area. Other competitors (each more than six miles from The Cannery) include Texas Station Gambling Hall and Fiesta Rancho.  Each of these four competitors is owned by Station Casinos, Inc., a publicly traded company.  Together, they account for over 6,500 slots, over 100 tables and over 500 hotel rooms and suites.  The closest competitor to the Rampart Casino is Suncoast Casino, which is within close proximity to the Rampart Casino.  In addition, a nearby Red Rock Station casino is a significant competitor of the Rampart Casino.  The next closest competitors, Texas Station, Fiesta Station, and Arizona Charlie’s — Decatur, are each more than five miles away, outside of the Rampart Casino’s primary market area.  The Boulder Strip, where Nevada Palace is located and the Eastside Cannery will be located, is home to many competitors.  Prominent casinos along the Boulder Strip include Sam’s Town Hall & Gambling Hall, operated by Boyd Gaming Corporation; and Sunset Station, Boulder Station, Green Valley Ranch and Fiesta Henderson, each owned by Station Casinos, Inc.  These competitors generally have from 1,500 to over 3,100 slots, 25 to 70 tables (including poker) and 200 to over 600 hotel rooms and suites.  Nevada Palace and a few other smaller casinos along the Boulder Strip lack the necessary facilities and other amenities to effectively compete in this prominent sub-market.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slots.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slots.  Both facilities recently added table games.  Pennsylvania has approved for licensure 11 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities and 5 stand alone slot machine gaming facilities.  The 6 racetrack facilities are open and 1 stand alone slot machine gaming facility, Mt. Airy Casino Resort, is open.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  In addition to the 6  racetrack casinos currently in operation, the  Valley View Downs in Lawrence County is expected to begin operations in 2009 pending licensing approval by the Pennsylvania Board in 2008.  Valley View Downs is approximately 75 miles from The Meadows.  The Pennsylvania Board has also approved for licensure a stand alone slot machine facility in Pittsburgh, Pennsylvania, PITG Gaming, LLC d/b/a Majestic Star Casino.  PITG Gaming will be approximately 25 miles from The Meadows and is expected to open in the spring of 2009.  The Pennsylvania Board has a mission of opening and regulating 14 world-class slot machine facilities.

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

Strong Management Team.

The day-to-day operations of CCR are managed by Messrs. Paulos and Wortman, each of whom have had significant gaming industry experience. Mr. Paulos previously served as President of Primadonna Resorts, Inc., which through subsidiaries owned and operated various casino-hotel properties, including Buffalo Bill’s, Whiskey Pete’s, the Primm Valley Inn and Resort, and New York-New York Casino Resort, where he also served on the board of directors. Mr. Paulos has served as Chief Operating Officer of Crown Casino Limited, where he was responsible for the construction and opening of its casino in Melbourne, Australia, and as Senior Vice President of Circus Circus Enterprises, Inc., where he had primary responsibility for the development of the Excalibur and Luxor casinos. Mr. Wortman previously served as Chairman and Chief Executive Officer of Palace Casinos, Inc. In addition to Nevada Palace, he previously owned and operated the Fallon Nugget and Bonanza Inn in Fallon, Nevada and Renata’s/Sunset Lanes in Henderson, Nevada. Mr. Wortman held various senior positions at Caesars Palace Las Vegas, including Treasurer, Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations, and served as President and Chief Operating Officer of Caesars Tahoe.

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

Operating Efficiencies.

By operating its Nevada casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies.  For example, The Cannery and the Rampart Casino participate in the same players club, which provides casino patrons with the opportunity to win points at either location and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts.  In addition, CCR realizes equipment cost savings from, among other things, identical player tracking systems in its casinos.  These player tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions.  Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2007, CCR and its subsidiaries had approximately 2,462 active employees and approximately 2,187 full-time equivalent employees. Of these employees, 56 are unionized. CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and a benefits package.

Environmental Matters

The operations and properties of The Cannery, the Rampart Casino and the Nevada Palace (and, when constructed, the Eastside Cannery) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management and NP Land management believe that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management and NP Land management believe that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective financial condition or results of operations.

The operations and properties of The Meadows also are and will continue to be subject to a wide variety of complex and stringent environmental laws.  CCR management believes that these operations and properties are in compliance in all material respects with all environmental laws.  In addition, pursuant to the terms of the Stock Purchase Agreement between PA Meadows and MEC and related agreements, MEC and the MEC Operator have agreed to indemnify PA Meadows against certain losses arising from liabilities under the environmental laws and related to acts, omissions, conduct or circumstances occurring prior to the closing of the transactions contemplated by such stock purchase agreement.  As a result, CCR management believes that the future cost of compliance with and liability under existing environmental laws applicable to The Meadows will not have a material adverse effect on PA Meadows’s financial condition or results of operations.

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

Licensing Requirements and Approvals

In 2006, certain required approvals were obtained from the Nevada Gaming Authorities in connection with the Company’s acquisition of its equity interests in CCR and NP Land. Such approvals included (i) the Company was registered as a “publicly traded corporation” as that term is defined by the Nevada Act (a “Registered Company”); (ii) the Company, VoteCo, and AcquisitionCo were registered as holding or intermediary companies and found suitable; and (iii) the VoteCo Equityholders received various approvals including licensure as members and managers, as applicable, of VoteCo and findings of suitability as controlling members and managers, as applicable, of the Company.

While the direct and indirect holders of Class B Membership Units of the Company were not required to be found suitable in connection with the Company’s acquisition of equity interests in CCR and NP Land, they remain subject to the discretionary authority of the Nevada Gaming Authorities and can be required to file an application and have their suitability determined, or to dispose of their investment in the Company.

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

If it were determined that the Nevada Act was violated by CCR, the Company, VoteCo or AcquisitionCo, the gaming licenses held by CCR’s subsidiaries and affiliates could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violator and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission.  Furthermore, the Nevada Commission could appoint a supervisor to operate The Cannery, the Rampart Casino, the Nevada Palace or, when constructed, the Eastside Cannery and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact casino revenues and cause the Company to suffer financial loss.

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

Regardless of the number of shares held, any beneficial holder of a Registered Company’s voting or non-voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners.  The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of equity securities if the record owner, after request, fails to identify the beneficial owner. Any member found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a Registered Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A Registered Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or hold a voting security or other equity security issued by the Registered Company or to have any other relationship with the Registered Company, the Registered Company:

•                  pays that person any dividend or interest with respect to voting securities of the Registered Company;

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

A Registered Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

The Nevada Act provides that changes in control of a Registered Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission. Entities and persons seeking to acquire control of a Registered Company must satisfy the Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Company. The Nevada Commission may also require controlling stockholders, members, partners, officers, directors and other persons having an ownership interest in or a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

On December 20, 2006, the Pennsylvania Board approved WTA to receive a Category 1 Slot Machine License. The Category 1 Slot Machine License was approved upon completion of a background investigation and initial satisfaction of certain conditions set by the Pennsylvania Board. The holder of a Category 1 Slot Machine License may operate up to 3,000 slot machines and, with the approval of the Pennsylvania Board, up to an additional 2,000 slot machines after six months of operation. Prior to the commencement of slot machine operations, WTA obtained additional approvals from the Pennsylvania Board, such as approval of internal controls and equipment, licensing of employees and the successful completion of gaming test days.

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

As a licensee, WTA is obligated to develop and implement a diversity plan to assure that all persons are accorded equality of opportunity in employment and contracting, which it has done. WTA is also required to maintain certain records, which it has done, which shall be made available to the Pennsylvania Board upon request. In addition, WTA is required to hold a license issued by the Pennsylvania Commission to conduct harness racing meets. WTA holds a license from the Pennsylvania Commission to conduct harness racing meets.

As a licensee, WTA is obligated to fully cooperate with the Pennsylvania Board in the conduct of any inquiry or investigation and provide any supplementary information as may be requested. Currently, there are no known inquiries or investigations, except license renewal investigations that are in the normal course, being conducted about WTA or its affiliates.

No executive-level Pennsylvania state employee, public official or party officer, or any of their immediate family members, may knowingly or intentionally have a financial interest in a licensed gaming entity, be employed by any gaming entity or affiliate thereof or solicit or accept any service or discount not offered to the general public from a gaming entity or affiliate. No applicant, affiliate, intermediary, subsidiary or holding company may possess a greater than one-third ownership or financial interest in another slot machine licensee or person eligible to apply for a Category 1 Slot Machine License. A licensed entity or officer, director, principal employee or key employee of a licensee may not make any contribution to a candidate for nomination or election to any public office in Pennsylvania.

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

A license or permit issued by the Pennsylvania Board is a privilege and, except as set forth below, may not be sold, transferred or assigned to any person, nor shall a licensee or permittee pledge or otherwise grant a security interest in a license. A licensee must notify the Pennsylvania Board prior to or immediately upon becoming aware of any proposed or contemplated change of ownership by a group or person which involves (i) more than 5% of the licensee’s ownership interests, (ii) more than 5% of the ownership interests of an entity that owns, directly or indirectly, at least 20% of the voting or other ownership interests of the licensee, (iii) a sale, other than in the ordinary course of business, of a licensee’s assets, or (iv) any other transaction or occurrence deemed to be relevant by the Pennsylvania Board. A purchaser of the assets of a licensee other than in the ordinary course of business or of more than 20% of the licensee’s ownership interests must independently qualify for a license and pay a new license issuance fee of $50 million. However, the fee is subject to reduction in the discretion of the Pennsylvania Board. WTA notified the Pennsylvania Board of the proposed transfer to Crown in December 2007.

Slot machine licenses must be renewed annually. If a completed renewal application is received in a timely manner, the license shall remain in effect unless and until the Pennsylvania Board denies or renews the license.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission.  Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”).  Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc., each holds one of the five Harness Racing Licenses.  In June 2007, the Pennsylvania Commission granted the sole remaining Harness Racing License to Valley View Downs, LP.

Once a Harness Racing License has been issued, the RHIRA provides that such license shall remain in effect so long as the licensee complies with all conditions, rules, regulations and provisions of the RHIRA.  Harness Racing Licenses are not transferable.  The RHIRA requires that each holder of a Harness Racing License shall, within ten days after any transfer of stock comprising an interest of 5% or more of such licensee, notify the Pennsylvania Commission of such transfer.  Such licensee must also file with the Pennsylvania Commission affidavits from the proposed transferees setting forth certain required information regarding the proposed transfer and the proposed transferee.  WTA and MLR have sent appropriate notice to the Pennsylvania Commission regarding the proposed transfer to Crown.

Since PA Meadows purchased the stock of the entities that own and operate The Meadows, the MEC Operator has continued to conduct harness racing at the site of The Meadows and operate the racing operations. As such, and in connection with such activities, the MEC Operator has made appropriate application to the Pennsylvania Commission and maintains an appropriate license.

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

Item 3.    Legal Proceedings.

As of March 31, 2008, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 31, 2008, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On September 23, 2005, the Company issued all of its Class A Membership Units to VoteCo without registration pursuant to Section 4(2) of the Securities Act in exchange for an aggregate capital contribution of $100. On that same date, the Company issued all of its Class B Membership Units to InvestCo without registration pursuant to Section 4(2) of the Securities Act in exchange for subsequent contributions by InvestCo of (1) all the membership units in LandCo, whose primary asset is its one-third equity interest in NP Land, and (2) $64 million. Except as described immediately above, the Company has not issued any other securities.

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

There are no outstanding options or warrants to purchase, or securities convertible into, the Company’s membership units.  The Company’s currently outstanding Class A Membership Units are “restricted,” which means that they were originally sold in offerings that were not subject to a registration statement filed with the Commission.  Accordingly, the Company’s membership units are subject to sale in the public market pursuant to Rule 144 under the Securities Act, including the limitations set forth therein. Effective February 15, 2008, Rule 144 generally permits a person or persons whose membership units are aggregated and who has beneficially owned restricted membership units for at least six months to sell in the public market within any three-month period a number of membership units that does not exceed the greater of:

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

As of March 31, 2008, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

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

The Company’s current business consists primarily of its ownership of a 42% equity interest in CCR and a 33-⅓% equity interest in NP Land. CCR operates two Las Vegas casinos, The Cannery and the Rampart Casino, and The Meadows, a harness racetrack in Pennsylvania where it is constructing a more permanent casino.  In addition, CCR operated the Nevada Palace until February, 29, 2008.  NP Land owns the land of the current site of the Nevada Palace.

Operations Analysis

On September 22, 2006, the Company, through a subsidiary, acquired a 33-⅓% equity interest in CCR and a 33-⅓% equity interest in NP Land, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively.  The Company’s acquisition of the 33-⅓% equity interest in CCR and a 33-⅓% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement.  For more information about the CUP Agreement, see “Item 1 — Description of the Business — The Company — Acquisition of Equity Interest in CCR and NP Land; Acquisition of The Meadows.”

On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR in exchange for additional equity interests, increasing its equity interest in CCR from 33-⅓% to 42%.  For the year ended December 31, 2006, the Company’s equity in the earnings of CCR and NP Land totaled $722,184 and $136,544, respectively.  For the year ended December 31, 2007, the Company’s equity in earnings of CCR and NP Land totaled $578,420 and $508,663, respectively.  Also in the year ended December 31, 2007, the Company received distributions from CCR and NP Land of $1,030,000 and $405,000, respectively.

Monthly rental expense paid by the Nevada Palace to NP Land increased from $163,600 to $192,500 as of June 30, 2007, due to the acquisition of land adjacent to the existing facility.

Consolidated net income of CCR and its subsidiaries for 2007 decreased $11.5 million (89.3%) to $1.4 million as compared to $12.9 million for the year ended December 31, 2006.  The decrease is a result of, among other items, increases in loss on the extinguishment of debt ($12.1 million) and interest expense ($15.6 million), primarily related to refinancing credit facilities that occurred in May 2007, and estimated income tax expense for federal and state income taxes ($4.5 million), offset by increases in operating income ($16.6 million), gain on disposition of an investment ($2.7 million) and increased interest income ($2.3 million).

Consolidated revenues of CCR and its subsidiaries for 2007 increased $138.2 million (73.1%) to $327.3 million as compared to $189.1 million for the year ended December 31, 2006.  The increase is primarily the result of opening a temporary casino facility at The Meadows on June 16, 2007, and to a lesser extent, from a full year of operations at the Nevada Palace.  Such increases were partially offset by an 8.9% decline in revenues at the Rampart Casino.  Revenues from the Rampart Casino continue to be negatively impacted by increased competition.

Consolidated operating income of CCR and its subsidiaries for 2007 increased $16.6 million (66.7%) to $41.4 million as compared to $24.8 million for the year ended December 31, 2006.  The increase in consolidated operating income is a result of increased consolidated net revenue as noted above offset by operating expenses as well as pre-opening expenses of $4.6 million at The Meadows.

Liquidity and Capital Resources

For the years ended December 31, 2006 and 2007, the Company incurred costs associated with the CUP Agreement totaling $2.7 million and $1.7 million, respectively.  These costs were partially funded by in-substance distributions from CCR of $3.0 million in 2006.

At the request and for the convenience of the Company, substantially all of the disbursements of the Company and its consolidated subsidiaries for operating expenses through June 30, 2007 were made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the Company’s investees are received directly by the Company’s members.

Off Balance Sheet Arrangements

Credit Agreements

On May 18 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”).  The proceeds were used primarily to retire existing debt, including the then-existing $250 million credit facility.  The remainder of the proceeds from the borrowing are being used to partially fund the construction of the permanent casino facility at The Meadows and the completion of the Eastside Cannery.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the SEC on May 24, 2007.

CCR’s obligations under the Credit Agreements are guaranteed by its subsidiaries on a secured basis and are secured by substantially all of the real and personal property of CCR and its subsidiaries, except that certain gaming-related accounts and assets will not be pledged under the Credit Agreements.

Additional Conditional Commitment - PA Meadows Transaction

Until May 18, 2007, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

By way of background, on July 26, 2006, CCR, through PA Meadows, acquired all of the capital stock in entities owning and operating The Meadows harness racetrack and issued to the seller a note for $175 million to secure a cash purchase price obligation, and a note for $25 million to secure a holdback obligation. The acquisition was pursuant to two agreements: (i) a Stock Purchase Agreement between PA Meadows and MEC, dated November 8, 2005, as amended by a first amendment dated July 26, 2006, and (ii) a Post-Closing and Note Issuance Agreement dated July 26, 2006 by and between PA Meadows, MEC and the parties named therein.  On November 14, 2006, PA Meadows paid $175 million in cash and delivered a $25 million holdback agreement to MEC, in full satisfaction of the notes issued to MEC on July 26, 2006.  The acquisition was financed by a $50 million equity contribution from the Company to CCR and proceeds from two syndicated credit facilities.  In exchange for the Company’s $50 million equity contribution, CCR issued additional equity interests, causing the Company’s percentage ownership in CCR to increase from 33-⅓% to 42%.

Critical Accounting Estimates and Policies

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change or require the exercise of substantial judgment by management as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to select or apply.

Gaming and related licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to guidelines contained in para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos.  These fees and costs have been treated as indefinite life intangible assets pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, based on expectations at the time the costs were incurred and capitalized that such licenses would be granted (as they subsequently have been), that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises, and, therefore, that it was and is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2007, based on our evaluation, there has been no impairment to these assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principals (GAAP) and provides a consistent definition of fair value throughout accounting standards. SFAS No. 157 is effective for financial assets for fiscal years beginning after November 15, 2007, and is effective for non-financial assets, one year later.  In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates (but only for assets for which SFAS 157 is being applied) and report unrealized gains and losses in earnings.  Additional disclosures maybe required about the input used to develop the measurements and the effect of certain of the measurements on changes in net assets for the period.  Accordingly, the Company has determined the adoption of SFAS Nos. 157 and 159 will not have material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008.  Since we do not now have nor do we contemplate any arrangements with subsidiaries or consolidated variable interest entities with non controlling interest, we do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS No. 141 (R) will have a material impact on our financial condition or results of operation, however, since we do not presently contemplate any business combinations or other covered transactions.

Item 7. Financial Statements.

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this annual report.  Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8(A)T. Internal Control over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 31, 2008, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	49	Manager of the Company & CCR
Ronald N. Beck	52	Manager of the Company & CCR
William Paulos	60	Manager of CCR
William Wortman	61	Manager of CCR

STEPHEN KAPLAN has served as a Manager of the Company since its inception and as manager of CCR and a member of its management committee since September 2006, and is expected to continue in these roles. Mr. Kaplan is a Principal at Oaktree and is the worldwide head of Oaktree’s Principal Group. In 1995, Mr. Kaplan founded Oaktree along with six other principals. Mr. Kaplan graduated with a B.S. degree in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.

RONALD BECK has served as a Manager of the Company since its inception and as manager of CCR and a member of its management committee since September 2006, and is expected to continue in these roles.  Mr. Beck is a Managing Director of Oaktree and joined Oaktree in 2000.  Mr. Beck is a co-portfolio manager of Oaktree’s Principal Group.  Mr. Beck graduated with a B.A. degree in Economics from Stanford University, a J.D. from Stanford Law School and an M.B.A. from Stanford’s Graduate School of Business.

WILLIAM J. PAULOS has served as manager of CCR and a member of its management committee since May 2001. Mr. Paulos established Millennium Management Group, LLC in September 1996 with Mr. Wortman and has served as its Chief Executive Officer since its inception. Millennium Management Group, LLC is currently a consultant to the Greektown Casino in Detroit. From January 1995 to September 1996, Mr. Paulos was President of Primadonna Resorts, Inc. which, through subsidiaries, owned and operated various casino hotel properties including Buffalo Bill’s, Whiskey Pete’s, the Primm Valley Inn and Resort and New York-New York Casino Resort. From March 1994 to January 1995, Mr. Paulos was the Chief Operating Officer of Crown Casino Limited.

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

Corporate Governance

The Company

Pursuant to the Company’s limited liability company agreement, the Company is managed by two Managers, each of whom is appointed, and may be removed, by VoteCo as the holder of Class A Membership Units. The two current Managers of the Company are Messrs. Kaplan and Beck. The Company’s Managers cannot take and cannot cause the Company to take the following actions without the approval of VoteCo as the holder of Class A Membership Units:

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

Because the Company has conducted no operations other than in connection with the ownership of equity interests in CCR and NP Land, the Company currently has no separately designated audit, nominating or compensation committee or committee performing similar functions, and the Company does not have an audit committee financial expert.  Preparation of the Company’s financial statements is performed by an outside consultant, on a contractual basis, and supervised by the Company’s Managers.

CCR

In connection with the Company’s acquisition of its equity interest in CCR, AcquisitionCo and Millennium executed an amended and restated form of operating agreement. Under the terms of the amended and restated operating agreement, CCR has a management committee composed of four managers, two designated by AcquisitionCo and two designated by Millennium. AcquisitionCo designated Messrs. Kaplan and Beck as its initial managers, and Millennium designated Messrs. Paulos and Wortman as its initial managers. Other than powers expressly delegated to MMG II in its management of CCR’s casino properties, all powers to control and manage the business and affairs of CCR are vested in the Management Committee. Managers are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of CCR. For further information about licensing and suitability requirements, see “Item 1. Regulatory Matters—Nevada Gaming Laws and Regulations”.

Compliance with Section 16(a) of the Exchange Act

The Company voluntarily registered its Class A Membership Units pursuant to Section 12(g) of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB on June 9, 2006.  The registration became effective automatically 60 days later on August 8, 2006. Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks, Richard Masson and Sheldon Stone each filed an Initial Statement of Beneficial Ownership of Securities on Form 3 on August 16, 2006, which filing was not timely.

Code of Ethics.

We have adopted a code of ethics as described in Item 406 of Regulation S-B.  We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be sent to OCM HoldCo, L.P., c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California  90071.

Item 10. Executive Compensation.

Messrs. Kaplan and Beck, the Company’s named executive officers, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as Managers of the Company, and since the inception of the Company have received no such compensation.  The Company’s Managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses incurred on behalf of the Company that directly relate to the business and affairs of the Company.

The VoteCo Equity holders did not receive any direct consideration or other compensation in connection with their activities in founding the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has no equity compensation plans.

The following table sets forth, as of March 31, 2008, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Title of Class of Securities	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Class A Units	OCM VoteCo, LLC	.100 Units	(3)	100	%(3)
Class A Units	Stephen Kaplan(4)	.100 Units	(5)	100	%(5)
Class A Units	Ronald Beck(4)	.100 Units	(5)	100	%(5)
Class A Units	John Frank	.100 Units	(5)	100	%(5)
Class A Units	Bruce Karsh	.100 Units	(5)	100	%(5)
Class A Units	David Kirchheimer	.100 Units	(5)	100	%(5)
Class A Units	Howard Marks	.100 Units	(5)	100	%(5)
Class A Units	Richard Masson	.100 Units	(5)	100	%(5)
Class A Units	Sheldon Stone	.100 Units	(5)	100	%(5)

(1)                The address for each beneficial owner is:

c/o Oaktree Capital Management, L.P.

333 South Grand Ave, 28th  Floor

Los Angeles, CA 90071

(2)                Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)                VoteCo directly owns 100% of the Company’s Class A Membership Units.

(4)                Messrs. Kaplan and Beck are the managers of VoteCo and the Company.

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

The following table sets forth, as of March 31, 2008, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Title of Class of Securities	Name of Executive Officer Holding Securities(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
VoteCo Units	Stephen Kaplan(3)	12.5 Units	(4)	12.5	%(4)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Class A Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Ronald Beck(3)	12.5 Units	(10)	12.5	%(10)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Executive Officers of the Company as a Group	25 Units	(11)	25	%(11)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)

(1)                The address for each beneficial owner is:

c/o Oaktree Capital Management, L.P.

333 South Grand Ave, 28th  Floor

Los Angeles, CA 90071

(2)                                  Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)                                  Messrs. Kaplan and Beck are the managers of VoteCo, the Company, OCM Blocker, LLC (“Blocker”), AcquisitionCo, LandCo and AcquisitionCo II.  Blocker is a direct subsidiary of the Company and owns nothing other than its interest in AcquisitionCo.

(4)                                  Mr. Kaplan is the listed owner of the securities.

(5)                                  VoteCo is the listed owner of all .100 Company Class A Membership Units.  Messrs. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all .100 Company Class A Membership Units directly held by VoteCo.

(6)                                  The Company is the listed owner of all 126,896.317 Blocker Class A Units. Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Beck may be deemed to be a beneficial owner of all 126,896.317 Blocker Class A Units directly held by the Company.

(7)                                  Blocker is the listed owner of all 1,000 AcquisitionCo Class A Membership Units. Mr. Kaplan and Mr. Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 AcquisitionCo Class A Membership Units directly held by Blocker.

(8)                                  AcquisitionCo is the listed owner of all 1,000 LandCo Units.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 LandCo Units directly held by AcquisitionCo.

(9)                                  The Company is the listed owner of all of the equity interests of AcquisitionCo II.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all of the equity interests of AcquisitionCo II directly held by the Company.

(10)                            Mr. Beck is the listed owner of the securities.

(11)                            Messrs. Kaplan and Beck are each a listed owner of 50% of these securities.

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

Other Transactions

In February 2007, the Oaktree Funds, beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support was transferred to PA Meadows during the second quarter of 2007.  The Oaktree Funds received $382,000 from CCR as consideration for supporting the letters of credit.

Until May 18, 2007, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

CCR has a receivable of approximately $16.2 million from NH Downs Holdings, LLC, a subsidiary of InvestCo (“NH Downs”), in connection with the development of certain gaming opportunities in New Hampshire.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company.

Transactions between CCR and its Promoters

Transactions relating to the Company’s Acquisition of its Equity Interests in CCR and NP Land

The Company entered into certain transactions with Messrs. Paulos and Wortman in order to consummate the transactions contemplated by the CUP Agreement.  On September 30, 2005, the Company’s affiliates loaned the InvestCo NP Loans and the LandCo Loan to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.  On January 5, 2006, the Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, the AcquisitionCo Loan and the InvestCo/MGIM Loan to enable MGIM, LLC to acquire from an unrelated third party a 33 1/3% interest in CCR for a total purchase price of $70 million.  All of these loans, while outstanding, accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the consummation of the Company’s acquisition of its initial 33 1/3% equity interest in CCR and NP Land.  The InvestCo NP Loans were secured by all of the membership interests in NP Land and a related entity controlled by Mr. Wortman, and were also secured by the land and assets of the Nevada Palace.  The LandCo Loan was secured by pledges of the membership interests in an entity controlled by Mr. Wortman.  The AcqusitionCo Loan and the InvestCo/MGIM Loan were secured by pledges of all of the membership interests in CCR held by MGIM, LLC and Millennium, which pledges were subordinated to the pledge of such interests securing CCR’s then-existing credit agreement.  When the transactions contemplated by the CUP Agreement were consummated, all of the related security interests were released.

In September 2006, the Company, through its subsidiaries, acquired MGIM, LLC’s 33 1/3% equity interest in CCR in exchange for the cancellation of the $64 million AcquisitionCo Loan to MGIM, LLC, and a 33 1/3% equity interest in NP Land in exchange for the cancellation of the $4,282,454 LandCo Loan.  The $10,607,245 InvestCo NP Loans and the $5,125,000 InvestCo/MGIM Loan were repaid.  In addition, a wholly-owned subsidiary of CCR, Nevada Palace, LLC, entered into a lease with NP Land of the 22 acres on which the Nevada Palace sits and will construct the Eastside Cannery.  Nevada Palace, LLC also acquired from entities affiliated with Mr. Wortman gaming equipment and other operating assets for approximately $8 million and assumed approximately $1,340,000 of slot machine lease liabilities and $156,000 (accrued as part of the purchase price) of certain other liabilities directly associated with the continuation of operations of the Nevada Palace at the time its gaming assets were sold to CCR.  The NP Land lease is for a 35-year term at a fixed rental rate of $192,500 per month (as of June 30, 2007), subject to periodic inflationary adjustments, and required a $3 million security deposit.

In addition to the loans and the NP Land lease, certain payments were made to Messrs. Paulos and Wortman in connection with the transactions contemplated by the CUP Agreement.  The Company and Millennium are generally responsible for their respective expenses in connection with the CUP Agreement.  Each agreed to take in-substance equalizing distributions from CCR of $3 million and $6 million, respectively, which were applied by the Company to the Company’s obligations, including consulting fees ($1,996,155) and amounts due to beneficial owners ($1,003,845), and by Millennium to pre-existing indebtedness.  In addition, in 2006 entities controlled by Mr. Wortman were reimbursed for approximately $2.3 million, respectively, of costs and expenses incurred by them primarily in connection with the development of the Eastside Cannery.   In 2006, these costs and expenses included $1.9 million of expenses incurred in connection with moving certain power lines relating to the development of the Eastside Cannery, $265,000 in legal and professional fees relating to the CUP Agreement, $155,000 in title fees and approximately $80,000 in architectural and similar fees in connection with construction of the Eastside Cannery.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $2,042,528, $1,178,384, $1,032,805 and $843,953 in 2007, 2006, 2005 and 2004 respectively, pursuant to separate agreements with CCR’s casinos.  Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement has an initial term that expires in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos has a financial interest.  CCR incurred aggregate costs of $2,635,801 and $4,285,463 in 2007 and 2006, respectively, in connection with such purchases.

CCR has contracted with MGIM II, an affiliate of Millennium, to operate and manage the Rampart Casino and The Cannery.  Under the terms of these agreements, which expire in 2012, MGIM II receives $2 million and $1 million, respectively, for managing the Rampart Casino and The Cannery.  In addition, CCR is responsible for all direct costs, fees or expenses incurred by MGIM II on behalf of the casinos for the provision of management services.  CCR paid MGIM II $3 million in 2007, 2006 and 2005 in connection with these arrangements.  Under the terms of the current management agreement, MGIM II is paid annually $1 million for management services with respect to The Cannery, $2 million for management services with respect to the Rampart Casino, and an amount equal to 4% of EBITDA, but in no event less than $750,000, with respect to the Nevada Palace and any other new casino operations that CCR may in the future open, including the Eastside Cannery.

During the Company’s last fiscal quarter of 2007, Mr. Wortman incurred certain obligations in connection with the development of certain gaming opportunities in New Hampshire.  In connection with pursuing such opportunities, NH Downs has a receivable of approximately $8.4 million from Mr. Wortman.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2007 and 2006, we incurred audit and financial statement review fees totaling $135,749 and $76,276, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

For 2007 and 2006, we incurred fees totaling $135,749 and $73,246, respectively, to Piercy Bowler Taylor & Kern, Certified Public Accountants, for assurance and related services reasonably related to the performance of audit and financial statement review.

Tax Fees:

For 2007 and 2006, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2007 and 2006, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 31, 2008	By:	/s/ Stephen A. Kaplan

Stephen A. Kaplan
Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan	Manager	March 31, 2008
Stephen A. Kaplan

/s/ Ronald N. Beck	Manager	March 31, 2008
Ronald N. Beck

S-1

EXHIBIT NUMBER	INDEX OF EXHIBITS
2.1	First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of December 23, 2005 (1)
3.1	Amended and Restated Certificate of Formation, dated as of December 1, 2005 (1)
3.2	Limited Liability Company Agreement, dated as of September 23, 2005 (1)
10.1	Rampart Casino Sublease Agreement, dated April 1, 2002 (2)
10.2	Rampart Management Agreement, dated April 1, 2002 (3)
10.3	Cannery Management Agreement, dated May 2002 (3)
10.4	LandCo Loan Agreement, dated as of September 30, 2005 (1)
10.5	InvestCo/Esquire Loan Agreement, dated as of September 30, 2005 (2)
10.6	InvestCo/Nevada Palace Loan Agreement, dated as of September 30, 2005 (2)
10.7	Stock Purchase Agreement, dated as of November 8, 2005, between Magna Entertainment Corp. and PA Meadows, LLC (1)
10.8	AcquisitionCo Loan Agreement, dated as of January 5, 2006 (1)
10.9	InvestCo/MGIM Loan Agreement, dated January 5, 2006 (2)
10.10	Limited Continuing Guarantee, dated January 5, 2006 (2)
10.11	Credit Agreement, dated as of January 5, 2006 (2)
10.12	Lease Agreement, dated July 15, 2006, between Millennium Gaming, Inc. and Cannery Casino Resorts, LLC (4)
10.13	Rampart Financial Services Agreement, dated June 18, 2006 (3)
10.14	Cannery Financial Services Agreement, dated June 18, 2006 (3)
10.15	First Amendment to Stock Purchase Agreement, dated July 26, 2006 (2)
10.16	Racing Services Agreement, dated July 26, 2006 (2)
10.17	Post-Closing and Note Issuance Agreement, dated July 26, 2006 (2)
10.18	Equity Commitment Letter Agreement, dated July 26, 2006 (2)
10.19	Form of Amended and Restated Operating Agreement for Cannery Casino Resorts, LLC (1)
10.20	Form of Ground Lease between Nevada Palace, LLC and NP Land, LLC (2)
10.21	Form of Omnibus Management Agreement between Cannery Casino Resorts, LLC, and Millennium Management Group II, LLC (2)
10.22	Amendment to Continuing Guaranty, dated as of September 22, 2006 (4)
10.23	First Lien Credit Agreement, dated as of November 14, 2006 (5)
10.24	Second Lien Credit Agreement, dated as of November 14, 2006 (5)
10.25	First Amendment to Post-Closing and Note Issuance Agreement, dated as of November 14, 2006 (5)
10.26	Pledge Agreement, dated June 5, 2006 (6)
10.27	Amendment to Pledge Agreement, dated April 2, 2007 (6)
10.28	First Lien Credit Agreement, dated as of May 18, 2007 (7)
10.29	Second Lien Credit Agreement, dated as of May 18, 2007 (7)
10.30

Purchase Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of December 11, 2007

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

(1) Filed previously with the Company’s Form 10-SB on June 9, 2006.

(2) Filed previously with the Company’s Amendment No. 1 to Form 10-SB on July 26, 2006.

(3) Filed previously with the Company’s Post-Effective Amendment No. 1 to Form 10-SB on September 8, 2006.

(4) Filed previously with the Company’s Current Report on Form 8-K on September 27, 2006

(5) Filed previously with the Company’s Current Report on Form 8-K on November 20, 2006

(6) Filed previously with Company’s Current Report on Form 8-K on April 8, 2007

(7) Filed previously with Company’s Current Report on Form 8-K on May 24, 2007

E-1

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

December 31, 2007

Report of Independent Registered Public Accounting Firm

Managers of

OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheet of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern, Certified Public Accountants

Las Vegas, Nevada

March 25, 2008

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash	$1,012,906	$306
Other assets	475	—
	1,013,381	306

Other assets:
Investment in Cannery Casino Resorts, LLC	120,723,395	123,232,875
Investment in NP Land, LLC	5,025,292	4,921,629
Gaming and related licenses	805,698	816,944
Deferred tax asset	2,126,000	—
	$129,693,766	$128,971,754

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $75,000 to a related party in 2006	$40,695	$110,805
Deferred tax liabilities	243,000	247,043
	283,695	357,848

Deferred tax liabilities	—	970,394

Members’ equity	129,410,071	127,643,512
	$129,693,766	$128,971,754

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Income:
Interest income	$20,180	$5,842,378
Equity in earnings of unconsolidated investees	1,087,034	858,728
	1,107,214	6,701,106

Costs and expenses:
Professional fees	222,719	147,816
Other administrative expenses, including $75,000 to a related party in 2007 and 2006	107,767	182,349
	330,486	330,165

Income before income tax benefit	776,728	6,370,941

Income tax benefit	3,100,437	495,563

Net income	$3,877,165	$6,866,504

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2007 and 2006

	2007	2006

Members’ equity, beginning of year	$127,643,512	$5,164,041

Net income	3,877,165	6,866,504

Distribution	—	(3,000,000)

Capital contributions	7,641	118,612,967

Equity in other comprehensive income of unconsolidated investee	(2,118,247)	—

Members’ equity, end of year	$129,410,071	$127,643,512

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Operating activities:
Net income	$3,877,165	$6,866,504
Equity in earnings of unconsolidated investees	(1,087,034)	(858,728)
Adjustments to reconcile net income to net cash used by operating activities consisting of increases in operating (assets) liabilities:
Interest receivable	—	(5,842,378)
Deferred income tax benefit	(3,100,437)	(495,563)
Other assets	(475)	—
Accounts payable and accrued expenses	(70,110)	(285,851)

Net cash used in operating activities	(380,891)	(616,016)

Investing activities:
Investment in note receivable	—	(64,000,000)
Investment in Contribution and Unit Purchase Agreement	—	(2,702,999)
Distribution from Cannery Casino Resorts, LLC	1,030,000	3,000,000
Distribution from NP Land, LLC	405,000	—
Investment in Cannery Casino Resort, LLC	(60,396)	(50,000,000)
Gaming and related licenses	11,246	99,520

Net cash provided by (used in) investing activities	1,385,850	(113,603,479)

Financing activities:
Repayment of borrowings to beneficial owner	—	(1,275,000)
Distribution	—	(3,000,000)
Capital contributions	7,641	118,494,701

Net cash provided by financing activities	7,641	114,219,701

Net increase in cash	1,012,600	206

Cash, beginning of year	306	100

Cash, end of year	$1,012,906	$306

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

(continued)

	2007	2006
Supplemental cash flow information:
Conversion of $64,000,000 in notes receivable, $5,470,685 in interest receivable and $1,072,111 in Investment in CUP Agreement, for a 33 1/3% interest in Cannery Casino Resort, LLC and assumption of deferred tax liabilities of $1,713,000		$72,255,796

Conversion of $4,282,454 in notes receivable and $502,631 in interest receivable for a 33 1/3 interest in NP Land, LLC		$4,785,085

Contribution to capital of $118,266 due to Member		$118,266

Equity in other comprehensive income of unconsolidated investees	$2,118,247

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2007

NOTE 1 - Organization:

Business Activities

OCM HoldCo, LLC (the “Company”) was formed at the direction of the OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), each of which is an affiliate of Oaktree, for the purpose of participating in various activities relating to the gaming industry.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33 1/3% equity interest in NP Land, LLC (“NP Land”).  The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart Casino”), located in the Summerlin area of northwest Las Vegas. CCR also operated the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, until February 29, 2008 when it closed as planned in connection with the construction of  the Eastside Cannery.  The primary assets of NP Land are approximately 22 acres of land, the planned site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC (“PA Meadows”), owns The Meadows (“The Meadows”), an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it is has opened a temporary casino and is constructing a permanent casino.

All of the Company’s issued and outstanding Class A Units are held by OCM VoteCo, LLC (“VoteCo”), and all of the Company’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC (“InvestCo”, together with VoteCo, the “Members”), both of which are affiliates of Oaktree. VoteCo is responsible for the operations of the Company, including the appointment and removal of its Managers. VoteCo has a de minimus economic interest in the Company, and its total equity contributions were limited to $100.

On December 11, 2007, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) by and among (i) Crown Limited (“Crown”), (ii) Crown CCR Group Investments One, LLC (“Crown One”) and Crown CCR Group Investments Two, LLC (“Crown Two” and collectively with Crown One, the “Crown Buyers”, each an indirect wholly owned subsidiary of Crown), (iii) Millennium Gaming, Inc. (“Millennium”), (iv) the Company (the Company and Millennium each a “Seller”, and collectively, “Sellers”), and (v) CCR.  Upon the consummation of the transactions contemplated by the Purchase Agreement, the Crown Buyers would collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR, and the Company would be completely divested of its indirect interest in CCR.

The aggregate purchase price payable by the Buyers to the Sellers for 100% of the issued and outstanding units of CCR is approximately $1.75 billion, on a debt-free basis, subject to certain adjustments.

The closing of the transactions contemplated by the Purchase Agreement are subject to customary closing conditions, including receipt of all necessary gaming approvals by the Crown Buyers.  The Company expects that the process of obtaining regulatory approvals will take between twelve to eighteen months.  In addition, AcquisitionCo will sell its wholly owned subsidiary, OCM LandCo, LLC, to Nevada Palace, Inc., an entity owned by William Wortman, a principal of Millennium.

Concentrations

The Company and its consolidated subsidiaries are economically dependent upon relatively few investments in the gaming industry. In addition, the United States is involved in a war against terrorism that is likely to have far-reaching effects on the economic activity in the country for an indeterminable period.  The long-term impact on the gaming industry generally, specific gaming jurisdictions in which the Company’s investee’s operate, cannot be predicted at this time, but may be substantial.

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC).  All significant inter-company accounts and transactions have been eliminated.  Investments in CCR and NP Land (Note 3) are accounted for using the equity method of accounting.

Statement of cash flows

Through June 30, 2007, at the request and solely for the convenience of the Company and its consolidated subsidiaries, substantially all disbursements for operating expenses were made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the investees were received directly by InvestCo.  Accordingly, these activities are treated as constructive cash inflows and outflows in the statement of cash flows.

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

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2007, based on management’s evaluation, there has been no impairment to these assets.

Members’ capital

Allocations of net income and distributions to the Members’ are determined in accordance with an operating agreement.

Interest tax penalties and interest

Income tax related penalties and interest, if any, are classified as a component of income tax expense (benefit) (Note 4).

NOTE 3 - Unconsolidated Investees:

On September 22, 2006, the Company, through a subsidiary, acquired its original 33 1/3% equity interest in CCR and a 33 1/3% equity interest in NP Land in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively.  The acquisition of the 33 1/3% equity interest in CCR and a 33 1/3% equity interest in NP Land was completed pursuant to the terms and conditions of a Contribution and Unit Purchase Agreement, dated as of May 10, 2005, as amended and restated in its entirety by the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”). On November 14, 2006, the Company, also through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33 1/3% to

42%.  For 2007 and 2006, the Company’s equity in net income of CCR totaled $578,420 and $722,184, respectively, and its equity in net income of NP Land totaled $508,663 and 136,544, respectively.  During 2007, the Company received distributions from CCR and NP Land of $1,030,000 and $405,000, respectively.

Key features of transactions completed during 2006 pursuant to the CUP Agreement include the following:

•                  On January 5, 2006, the second series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the “AcquisitionCo Loan”) and $5,125,000 (the “InvestCo/MGIM Loan”) to enable MGIM, LLC to acquire from an unrelated third party a 33 1/3% interest in CCR for a total purchase price of $70 million.

•                  The InvestCo NP Loans, the LandCo Loan, the AcquisitionCo Loan and the InvestCo/MGIM Loan each accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the final closing of the equity purchase pursuant to the CUP Agreement.

•                  On January 5, 2006, the Company, though a subsidiary, received a $3 million in-substance distribution from CCR from the proceeds of the then-existing credit facilities, which distribution was used to pay Company obligations, including consulting fees ($1,996,155) and amounts due to beneficial owners ($1,003,845). At that time, the remaining amount due to beneficial owners ($271,155) was contributed to members’ equity.

The following tables present condensed consolidated financial information of CCR and its subsidiaries for the years ended December 31, 2007 and 2006:

Balance Sheet	December 31, 2007	December 31, 2006
Current assets	$92,088,000	$70,598,000
Property and equipment, net	483,988,000	317,768,000
Other	145,477,000	130,417,000
	$721,553,000	$518,783,000

Current liabilities	$89,701,000	$34,684,000
Long-term liabilities	554,221,000	394,611,000
Member’s equity	77,631,000	89,488,000
	$721,553,000	$518,783,000

Statement of Operations	2007	2006
Revenue	$325,394,000	$189,086,000
Net Income	$1,377,309	$12,914,000

The unaudited total assets of NP Land at December 31, 2007 and 2006 was approximately $4,400,000 and $2,000,000, respectively.  The unaudited net income for both of the years ended December 31, 2007 and 2006 was approximately $1,500,000.

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax paying entities for federal or state income tax purposes.

Except for Blocker, each entity included in this consolidation is treated as a partnership for federal income tax purposes with the tax effect of their activities recognized in the income tax returns of their members. The Company owns 100% of Blocker, which, in turn, owns 100% of the other subsidiaries included in this consolidation. Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker. Blocker also incurs interest expense ($2,612,702 for 2007 and $2,395,208 for 2006) on inter-company indebtedness ($23,218,683 at December 31, 2007 and 2006) with the parent company that is deductible for tax purposes (a permanent difference) but which is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the provision (benefit) for income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes:

	December 31, 2007		December 31, 2006
	Dollars	Percentage	Dollars	Percentage
Statutory federal rate	$271,856	35.0%	$2,229,829	35.0%
Miscellaneous CCR attributes	(1,863,817)	(240.0)%	74,340	1.2%
Intercompany interest expense, deductible but eliminated for financial reporting purposes	(914,446)	(117.7)%	(838,323)	(13.2)%
Non-taxable interest income	—	—%	(2,044,832)	(32.1)%
Attributes passed through to members	330,487	42.5%	115,558	1.8%
CCR income not taxable to the Company	(924,517)	(119.0)%	—	—%
Other	—	—%	(32,135)	(0.5)%

Tax benefit at effective rate	$(3,100,437)	(399.2)%	$(495,563)	(7.8)%

As of December 31, 2007, Blocker had approximately $17,500,000 in federal net operating loss carryforwards expiring in 2021 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for Blocker’s income tax reporting purposes. The following table presents the significant components of the current and non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land.

	December 31, 2007	December 31, 2006
Basis adjustment (Section 754 elections)	$(2,954,685)	$(336,862)
Other CCR attributes	(1,309,421)	(1,634,048)
Other NP Land attributes	18,263	19,544
Net operating loss carryforwards	6,128,843	733,929
	1,883,000	(1,217,437)

Net deferred tax liability, current	(243,000)	(247,043)

Net deferred tax asset (liability), non-current	$2,126,000	$(970,394)

The other CCR attributes shown above consist primarily of depreciation and amortization.

The Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required on January 1, 2007.  Although FIN 48 applies in some respects to “flow-through” entities, management determined that the Company and its consolidated subsidiaries have no “uncertain tax positions” as defined in FIN 48, and therefore the adoption had no effect on opening retained earnings or the current period’s results of operations.

NOTE 5 - Related party transactions:

Until May 18, 2007, the Company also conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of a subsidiary of CCR, but only in certain limited circumstances and only to the extent not previously funded.

In February 2007, the Oaktree Funds, beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support was transferred to a subsidiary of CCR during the second quarter of 2007.  The Oaktree Funds received $382,000 from CCR as consideration for supporting the letters of credit.

Effective January 1, 2006, an affiliate of one of the Company’s members provides the Company with certain administrative support services for an annual fee of $75,000, based on hourly rates of assigned personnel.