Form 10-Q
period 2008-03-31
OCM HoldCo, LLC
filed 2008-05-15
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(213) 830-6300

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐   No  ☒

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set fourth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-KSB and subsequent amendments thereto, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$967,651	$1,012,906
Other	475	475
	968,126	1,013,381

Other assets:
Investment in Cannery Casino Resorts, LLC	120,333,574	120,723,395
Investment in NP Land, LLC	5,051,436	5,025,292
Gaming and related licenses	805,698	805,698
Deferred tax asset	2,234,000	2,126,000
	$129,392,834	$129,693,766

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $12,500 and $93,750 to a related party	$119,457	$40,695
Deferred tax liabilities	105,000	243,000
	224,457	283,695

Members’ equity	129,168,377	129,410,071
	$129,392,834	$129,693,766

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Income:
Interest income	$7,135	$—
Equity in earnings of unconsolidated investees	2,316,357	2,722,695
	2,323,492	2,722,695

Costs and expenses:
Professional fees	118,101	54,975
Administrative fees and other expenses, including $12,500 and $18,750 to a related party	13,050	21,185
	131,151	76,160

Income before income tax benefit	2,192,341	2,646,535

Income tax benefit (provision)	246,000	(606,000)

Net income	$2,438,341	$2,040,535

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	Total members’ equity	Accumulated other comprehensive income	Invested capital and accumulated earnings
2008
Balance, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	2,438,341	—	2,438,341
Equity in other comprehensive income of unconsolidated investee	(2,680,035)	(2,680,035)	—

Balance, end of period	$129,168,377	$(4,798,282)	$133,966,659

2007
Balance, beginning of period	$127,643,512	$—	$127,643,512
Net income	2,040,535	—	2,040,535
Capital contribution	7,643	—	7,643

Balance, end of period	$129,691,690	$—	$129,691,690

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Operating activities
Net income	$2,438,341	$2,040,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated investees	(2,316,357)	(2,722,695)
Deferred income taxes	(246,000)	606,000
Increase in accounts payable and accrued expenses	78,761	142,532
Net cash (used in) provided by operating activities	(45,255)	66,372

Investing activities
Investment in Cannery Casino Resorts, LLC	—	(68,573)
Gaming and related licenses, costs	—	19,345
Net cash used in investing activities	—	(49,228)

Financing activities
Capital contributions	—	7,643
Net cash provided by financing activities	—	7,643

Net increase (decrease) in cash	(45,255)	24,787
Cash, beginning of period	1,012,906	306

Cash, end of period	$967,651	$25,093

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements as of March 31, 2008, and December 31, 2007, and for the three month periods ended March 31, 2008 and 2007 of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”), include the accounts of the Company and its wholly-owned subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2008 from which the balance sheet information as of December 31, 2007 was derived.

NOTE 2—Significant Accounting Policy

Beginning with the current fiscal year, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20 percent to 50 percent, or a partnership interest greater than 3 percent) may be accounted for either under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company has not elected to adopt SFAS No. 159.  Instead, the Company continues to account for its investments in Cannery Casino Resorts, LLC (“CCR”) and NP Land, LLC (“NP Land”) under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

NOTE 3—Income Taxes

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

The Company owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, whose subsidiaries are also included in this consolidation.  Subsidiaries of Blocker own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the casino, that opened June 11, 2007, at The Meadows, a harness race track in Pennsylvania.

Management believes it is likely that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because the

Company has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to the Company’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation. The Company also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members. Because of the circumstances discussed above, the Company’s estimated effective tax rate, for the periods presented, differs from the federal statutory rate of 35%.

NOTE 4—Related Party Transaction

In February 2007, OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), beneficial owners of the Company’s non-voting equity interests, agreed to support, through member contributions to CCR, letters of credit issued in favor of the Pennsylvania Department of Transportation for an aggregate stated amount of approximately $18.3 million.  Such support was transferred to PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”) and a subsidiary of CCR, during the second quarter of 2007.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation.

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company, acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns and operates a temporary casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, and is constructing a permanent casino.  CCR also operated the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, which ceased operations as planned on February 29, 2008 in connection with the construction of a new casino hotel (the “Eastside Cannery”) which will replace the Nevada Palace.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  The proceeds were used primarily to retire approximately $150 million of existing debt at CCR and approximately $287 million of existing debt at PA Meadows.  In addition to cash flow to be generated from operations, the remainder of the proceeds from the borrowings will be used to fund the completion of the Eastside Cannery and the completion of the permanent casino at The Meadows.  The construction of the Eastside Cannery commenced on May 1, 2007 and the anticipated completion date is August 1, 2008.  The construction of the 350,000 square-foot permanent casino at The Meadows commenced in late 2007 and is expected to be completed in early 2009.  CCR has also obtained a $30 million commitment to primarily fund gaming equipment purchases associated with the development of projects as needed.

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

Operational highlights for CCR for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, follows:

•              Net income decreased slightly ($724,000). The decrease is a result of, among other items, increased interest expense ($3.4 million), primarily related to increased borrowings associated with the May 2007 credit facilities and estimated federal and state income tax expense ($2.6 million) related to The Meadows, offset by an increase in operating income ($8.4 million), also principally related to the temporary casino facility at The Meadows which opened during the second quarter of 2007.

•              The temporary casino facility at The Meadows produced revenues of approximately $55.6 million for the first quarter ended March 31, 2008.  Other revenues totaled approximately $47.4 million.  Revenues for the Nevada Palace declined because operations ceased as planned on February 29, 2008 in connection with the construction of the Eastside Cannery. Revenues for The Cannery and the Rampart also declined slightly (3.3% and 5.6%) respectively, primarily due to lower per customer spending.

Liquidity and Capital Resources.

The Company’s recurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  In April 2007, the Company received distributions from CCR.  These distributions are intended and expected to adequately fund the Company’s tax and other obligations.  Contributions from the Company’s members are the expected source of funding for prospective new investments (see “Off Balance Sheet Arrangements” and “Related Person Transactions”), if any.  In October 2007, the Company received a distribution from NP Land in the amount of $405,000.  The Company has received no distributions in 2008.

In addition, if the Purchase Agreement with the Crown Buyers is consummated as now contemplated, the Company would realize a substantial gain and cash flow.

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

CCR’s obligations under the Credit Agreements are guaranteed by its subsidiaries and are secured by substantially all of the real and personal property of CCR and its subsidiaries, except that certain gaming-related accounts and assets are not pledged under the Credit Agreements.

Additional Commitments

Until May 18, 2007, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, the Company’s accounting policies are unchanged from those previously disclosed in its Annual Report on Form 10-KSB for the year ended December 31, 2007, and except as discussed in Note 2 to the accompanying consolidated financial statements, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Item 3.  Quantitative and Qualitative Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule13a-15(e) under the Exchange Act.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5. Other Information.

None.

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

OCM HOLDCO, LLC
Registrant

Date: May 15, 2008	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: May 15, 2008	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager