Form 10-Q
period 2008-06-30
OCM HoldCo, LLC
filed 2008-08-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(213) 830-6300
(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$843,673	$1,012,906
Other	475	475
	844,148	1,013,381

Other assets:
Investment in Cannery Casino Resorts, LLC	125,194,422	120,723,395
Investment in NP Land, LLC	5,223,549	5,025,292
Gaming and related licenses	805,698	805,698
Deferred tax asset	3,510,771	2,126,000
	$135,578,588	$129,693,766

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $25,000 to a related party at June 30, 2008	$46,170	$40,695
Deferred tax liabilities	144,000	243,000
	190,170	283,695

Members’ equity	135,388,418	129,410,071
	$135,578,588	$129,693,766

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

	2008	2007

Income:
Interest income	$11,107	$2,249
Equity in earnings of unconsolidated investees	5,230,407	(2,956,450)
	5,241,514	(2,954,201)

Costs and expenses:
Professional fees	155,787	92,417
Administrative fees and other expenses, including $25,000 to a related party for each 6-month period, respectively	30,027	68,760
	185,814	161,177

Income (loss) before income tax benefit	5,055,700	(3,115,378)

Income taxes benefit	546,000	215,000

Net income (loss)	$5,601,700	$(2,900,378)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

	Total members’ equity	Accumulated other comprehensive income	Invested capital and accumulated earnings
2008
Balance, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	5,601,700	—	5,601,700
Equity in other comprehensive income (loss) of unconsolidated investee	376,647	376,647	—

Balance, end of period	$135,388,418	$(1,741,600)	$137,130,018

2007
Balance, beginning of period	$127,643,512	—	$127,643,512
Net loss	(2,900,378)	—	(2,900,378)
Capital contribution	7,643	—	7,643
Equity in other comprehensive income of unconsolidated investee	569,549	569,549	—

Balance, end of period	$125,320,326	$569,549	$124,750,777

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

	2008	2007

Operating activities
Net income (loss)	$5,601,700	$(2,900,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated investees	(5,230,407)	2,956,450
Deferred income taxes	(546,000)	(215,000)
Prepaid expense		(37,500)
Increase (decrease) in accounts payable and accrued expenses	5,474	(5,498)
Net cash used in operating activities	(169,233)	(201,926)

Investing activities
Distribution from Cannery Casino Resorts, LLC	—	1,030,000
Investment in Cannery Casino Resorts, LLC	—	(68,573)
Gaming and related licenses, costs	—	22,451
Net cash used in investing activities	—	983,878

Financing activities
Capital contributions	—	7,643
Net cash provided by financing activities	—	7,643

Net increase (decrease) in cash	(169,233)	789,595
Cash, beginning of period	1,012,906	306

Cash, end of period	$843,673	$789,901

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements as of June 30, 2008, and December 31, 2007, and for the six month period ended June 30, 2008 and 2007 of OCM HoldCo, LLC (the “Company”), include the accounts of the Company and its wholly-owned subsidiaries. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2008 from which the balance sheet information as of December 31, 2007 was derived.

NOTE 2—Significant Accounting Policy

For fiscal years beginning after November 15, 2007, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20 percent to 50 percent, or a partnership interest greater than 3 percent) may be accounted for either under Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was issued by the Financial Accounting Standards Board (“FASB”) in February 2007. The Company has not elected to adopt SFAS No. 159.  Instead, the Company continues to account for its investments in Cannery Casino Resorts, LLC (“CCR”) and NP Land, LLC (“NP Land”) under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

NOTE 3—Income Taxes

The Company is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

The Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required on January 1, 2007.  Although FIN 48 applies in some respects to “flow-through” entities such as the Company, management determined that the Company has no “uncertain tax positions” as defined in FIN 48, and therefore the adoption had no effect on opening retained earnings or the results of operations in the period of adoption.

The Company owns over 99.99% of the equity interests in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, a flow-through entity whose subsidiaries are also included in this consolidation.  Subsidiaries of Blocker own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the casino that opened June 11, 2007, at The Meadows, a harness race track in Pennsylvania.

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

Because of the circumstances discussed above, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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

Prior to 2007, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company, acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns and operates a temporary casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, and is constructing a permanent casino.  CCR also operated the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, which ceased operations as planned on February 29, 2008 in connection with the construction of a new casino hotel (the “Eastside Cannery”) which will replace the Nevada Palace.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  The proceeds were used primarily to retire approximately $150 million of existing debt at CCR and approximately $287 million of existing debt at PA Meadows.  In addition to cash flow to be generated from operations, the remainder of the proceeds from the borrowings will be used to fund the completion of the Eastside Cannery and the completion of the permanent casino at The Meadows.  The construction of the Eastside Cannery commenced on May 1, 2007 and the anticipated date on which the Eastside Cannery will open to the public is August 28, 2008.  The construction of the 350,000 square-foot permanent casino at The Meadows commenced in late 2007 and is expected to be completed in early 2009.  CCR has also obtained a $30 million commitment to primarily fund gaming equipment purchases associated with the development of projects as needed.

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

Operations Analysis.

The Company’s operations are primarily related to its investments in CCR.  Significant events related to CCR are described below.

Operational highlights for CCR for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, follows:

•         Net income increased approximately $19.5 million for six months ended June 30, 2008.  The increase is a result of, among other items, loss of the extinguishment of debt in the amount of $15 million that occurred upon refinancing the credit facilities in May 2007 and increased income of approximately $21.5 million from operations, primarily related to the temporary casino facility at The Meadows which commenced operations June 11, 2007.  These items were partially offset by the gain on the disposition of an investment of $2.7 million in March 2007, increased interest expense of $4.7 million for six month period ended June 30, 2008, related to refinancing of credit facilities that occurred in May 2007, and increased estimated income tax expense of $8.3 million for the six month period ended June 30, 2008.

•         The temporary casino facility at The Meadows produced revenues of approximately $122.6 million for the six months ended June 30, 2008.  For the six month period ended June 30, 2008, other  revenues totaled approximately $92.6 million.  Revenues for the Nevada Palace for the six month period ended June 30, 2008 declined because operations ceased as planned on February 29, 2008 in connection with the construction of the Eastside Cannery.  For the six month period ended June 30, 2008, revenues for The Cannery and the Rampart declined slightly (2.0% and 2.5%, respectively), primarily due to lower per customer spending.

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

Recently Issued Accounting Pronouncements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133 and related hedged items accounted for under SFAS No. 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on the Company’s financial condition, results of operation, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the non-controlling interest therein and the relocation of such non-controlling interest to the stockholders’ equity section of the balance sheet, and we currently do not expect any near-term effects of SFAS No. 160 on our future financial position, results of operations and operating cash flows.

Item 3.  Quantitative and Qualitative Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCM HOLDCO, LLC
Registrant

Date: August 14, 2008	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 14, 2008	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager