Form 10-Q/A
period 2008-06-30
OCM HoldCo, LLC
filed 2008-08-19
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to OCM HoldCo, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008.  This Amendment is being filed solely to include the consolidated statement of operations for the three months ended June 30, 2008 and 2007 and related comments in management’s discussion of operations and to add a note to the consolidated financial statements, each of which were inadvertently omitted from the original Quarterly Report.  Consistent with applicable guidance from the Commission, this Amendment includes the entire Quarterly Report for the quarter ended June 30, 2008.

OCM HOLDCO, LLC
Index
Form 10-Q/A

Forward Looking Statements.

In addition to historical information, this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set fourth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q/A. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q/A. You should also carefully review the risk factors described in the previously filed Form 10-KSB and subsequent amendments thereto, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

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

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Income:
Interest income	$3,972	$2,249	$11,107	$2,249
Equity in earnings of unconsolidated investees	2,914,050	(5,679,145)	5,230,407	(2,956,450)

	2,918,022	(5,676,896)	5,241,514	(2,954,201)

Costs and expenses:
Professional fees	37,686	37,442	155,787	92,417
Administrative fees and other expenses, including $12,500 to a related party for each 3-month period, respectively	16,977	47,576	30,027	68,760
	54,663	85,018	185,814	161,177

Income (loss) before income tax benefit	2,863,359	(5,761,914)	5,055,700	(3,115,378)

Income taxes benefit	300,000	821,000	546,000	215,000

Net income (loss)	$3,163,359	$(4,940,914)	$5,601,700	$(2,900,378)

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

NOTE 4—Guarantee Contingency

In May 2008, a wholly owned subsidiary of the Company entered into a loan repayment guarantee with a maximum exposure of $20 million that is expected to terminate no later than March 31, 2009.  Management believes that the likelihood of the guarantee being called is extremely remote and that the estimated fair value of providing the guarantee, as of June 30, 2008, is not material.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation.

Overview

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Operational highlights for CCR for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, follow:

•              Net income increased approximately $20.2 million and $19.5 million for the three and six months ended June 30, 2008, respectively.  The increase is a result of, among other items, loss of the extinguishment of debt in the amount of $15 million that occurred upon refinancing the credit facilities in May 2007 and increased income of approximately $13.2 million and $21.5 million from operations, primarily related to the temporary casino facility at The Meadows which commenced operations June 11, 2007.  These items were partially offset by the gain on the disposition of an investment of $2.7 million in March 2007, increased interest expense of $1.3 million and $4.7 million for the three and six month periods ended June 30, 2008, respectively, related to refinancing of credit facilities that occurred in May 2007, and increased estimated income tax expense of $5.8 million and $8.3 million for the three and six month periods ended June 30, 2008.

•              The temporary casino facility at The Meadows produced revenues of approximately $66.9 million for the second quarter ended June 30, 2008 and $122.6 million for the six months ended June 30, 2008.  For the three and six month periods ended June 30, 2008, other  revenues totaled approximately $45.3 million and $92.6 million, respectively.  Revenues for the Nevada Palace for the three and six month periods ended June 30, 2008 declined because operations ceased as planned on February 29, 2008 in connection with the construction of the Eastside Cannery.  For the three and six month periods ended June 30, 2008, revenues for The Cannery declined slightly (.7% and 2.0%, respectively) primarily due to lower per customer spending.  Revenues at the Rampart also declined slightly (2.5%) for the six months ended June 30, 2008, but increased slightly (.6%) for the three months ended June 30, 2008.  The decrease in revenues for the Rampart for the six months ended June 30, 2008 was primarily due to lower per customer spending.  The increase in revenues for the Rampart for the three months ended June 30, 2008 was primarily due to increased customer spending as a result of aggressive marketing promotions.

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

OCM HOLDCO, LLC
Registrant

Date: August 19, 2008	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 19, 2008	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager