Form 10-Q
period 2008-09-30
OCM HoldCo, LLC
filed 2008-11-14
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$827,475	$1,012,906
Other	—	475
	827,475	1,013,381

Other assets:
Investment in Cannery Casino Resorts, LLC	126,320,748	120,723,395
Investment in NP Land, LLC	5,382,328	5,025,292
Gaming and related licenses	805,698	805,698
Deferred tax asset	4,242,513	2,126,000
	$137,578,762	$129,693,766

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $37,500 to a related party	$93,580	$40,695
Deferred tax liabilities	12,000	243,000
	105,580	283,695

Members’ equity	137,473,182	129,410,071
	$137,578,762	$129,693,766

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Income:
Interest income	$3,468	$7,575	$14,575	$9,824
Equity in earnings of unconsolidated investees	867,200	2,621,094	6,097,607	(335,356)
	870,668	2,628,669	6,112,182	(325,532)

Costs and expenses:
Professional fees	54,026	52,861	209,813	145,278
Administrative fees and other expenses, including $35,700 to a related party for each 9-month period	13,526	19,485	43,553	88,245
	67,552	72,346	253,366	233,523

Income (loss) before income tax (benefit)	803,116	2,556,323	5,858,816	(559,055)

Income tax (benefit)	(1,010,000)	123,000	(1,556,000)	(92,000)

Net income (loss)	$1,813,116	$2,433,323	7,414,816	$(467,055)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

	Total members’ equity	Accumulated other comprehensive income	Invested capital and accumulated earnings
2008
Balance, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	7,414,816	—	7,414,816
Equity in other comprehensive income of unconsolidated investee	648,295	648,295	—

Balance, end of period	$137,473,182	$(1,469,952)	$138,943,134

2007
Balance, beginning of period	$127,643,512	$—	$127,643,512
Net income	(467,055)	—	(467,055)
Capital contribution	7,643	—	7,643
Equity in other comprehensive loss of unconsolidated investee	(1,221,050)	(1,221,050)	—

Balance, end of period	$125,963,050	$(1,221,050)	$127,184,100

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

	2008	2007

Operating activities
Net income (loss)	$7,414,816	$(467,055)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) loss of unconsolidated investees	(6,097,608)	335,356
Deferred income taxes	(1,556,000)	(92,000)
Other	475	(19,225)
Increase (decrease) in accounts payable and accrued expenses	52,886	(77,972)
Net cash used in operating activities	(185,431)	(320,896)

Investing activities
Distribution from Cannery Casino Resorts, LLC	—	1,030,000
Investment in Cannery Casino Resorts, LLC	—	(61,943)
Gaming and related licenses, costs	—	11,246
Net cash provided by investing activities	—	979,303

Financing activities
Capital contributions	—	7,643
Net cash provided by financing activities	—	7,643

Net increase (decrease) in cash	(185,431)	666,050
Cash, beginning of period	1,012,906	306

Cash, end of period	$827,475	$666,356

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”), as of September 30, 2008 and December 31, 2007, and for the three and nine month periods ended September 30, 2008 and 2007, include the accounts of the Company and its wholly-owned subsidiaries. The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2008 from which the balance sheet information as of December 31, 2007 was derived.

NOTE 2—Significant Accounting Policy

For fiscal years beginning after November 15, 2007, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) may be accounted for either under Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was issued by the Financial Accounting Standards Board (“FASB”) in February 2007. The Company has not elected to adopt SFAS No. 159.  Instead, the Company continues to account for its investments in Cannery Casino Resorts, LLC (“CCR”) and NP Land, LLC (“NP Land”) under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

NOTE 3—Selected consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries

Selected consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$333,190,115	$223,188,687	$117,871,898	$108,069,584

Income from operations	$47,100,230	$28,940,540	$13,666,664	$17,044,039

Net income (loss)	$13,668,027	$(1,691,261)	$1,686,717	$5,865,332

NOTE 4—Income Taxes

The Company is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

The Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required on January 1, 2007.  Although FIN 48 applies in some respects to “flow-through” entities such as the Company and its tax paying subsidiary, management determined that the Company has no “uncertain tax positions” as defined in FIN 48, and therefore the adoption had no effect on opening retained earnings or the current period’s results of operations.

The Company owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC and OCM LandCo, LLC, whose subsidiaries are also included in this consolidation.  Subsidiaries of Blocker own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the casino at The Meadows, a harness race track in Pennsylvania.

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

NOTE 5—Commitment and Contingency

As of September 30, 2008, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

In May 2008, a wholly owned subsidiary of the Company entered into a loan payment guarantee agreement which is expected to terminate no later than March 31, 2009.  The likelihood of the guarantee ever being called is extremely remote.  Although the maximum exposure under the guarantee is $20 million, the fair value of the guarantee is not material as of September 30, 2008.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company, acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “ Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns and operates a temporary casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, and is constructing a permanent casino.  CCR also operated the Nevada Palace Hotel and Casino (the “Nevada Palace”), located in Las Vegas, Nevada, which ceased operations as planned on February 29, 2008 in connection with the construction of the Eastside Cannery, which opened on August 28, 2008 and replaced the Nevada Palace.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  The proceeds were used primarily to retire approximately $150 million of existing debt at CCR and approximately $287 million of existing debt at PA Meadows, and to partially fund the completion of the Eastside Cannery.  In addition to cash flow to be generated from operations, the remainder of the proceeds from the borrowings are being used to partially fund the completion of the permanent casino at The Meadows.  The construction of the 350,000 square-foot permanent casino at The Meadows commenced in late 2007 and is expected to be completed in early 2009.  CCR, through a subsidiary, has also obtained a $30 million commitment to primarily fund gaming equipment purchases associated with the development of projects as needed, including the completion of the permanent casino at The Meadows.  The construction of Eastside Cannery commenced on May 1, 2007 and was completed on August 28, 2008.

The primary assets of NP Land are approximately 22 acres of land (the former site of the Nevada Palace and the current site of the Eastside Cannery), which land is currently leased to a wholly-owned subsidiary of CCR.

On December 11, 2007, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) by and among (i) Crown Limited, an Australian company (“Crown”), (ii) Crown CCR Group Investments One, LLC (“Crown One”) and Crown CCR Group Investments Two, LLC (“Crown Two” and collectively with Crown One, the “Crown Buyers”, each a Delaware limited liability company and an indirect wholly owned subsidiary of Crown), (iii) Millennium Gaming, Inc., a Nevada corporation (“Millennium”), (iv) the Company (the Company and Millennium each a “Seller”, and collectively, the “Sellers”), and (v) CCR.  Upon the consummation of the transactions contemplated by the Purchase Agreement, the Crown Buyers would collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR, and the Company would be completely divested of its indirect interest in CCR.  We expect that the transactions contemplated by the Purchase Agreement will be consummated in December 2008 upon satisfaction of customary closing conditions, including regulatory approvals.

Operations Analysis.

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land.  Significant events related to CCR are described below.

Operational highlights for CCR for the periods ended September 30, 2008 and 2007, are as follows:

•      Revenues for the nine and three months ended September 30, 2008 increased approximately 49% and 9%, respectively, compared to the same periods of the prior year.  These increases primarily resulted from the opening of the temporary casino facility at The Meadows in June 2007 and its continued improving operations.  The Meadows’ revenues for the three months ended September 30, 2008 were up approximating 12.4% compared to the same period of the prior year.  Rampart’s revenues for the nine and three months ended September 30, 2008 decreased approximately 2% and 1%, respectively, compared to the same periods of the prior year.  The Cannery’s revenues for the nine and three months ended September 30, 2008 decreased approximately 3.6% and 6.9%, respectively, compared to the same periods of the prior year.  These deceases reflect fewer customer visits and lower levels of customer spending caused by an overall weakness in the local, regional, and national economies.

•      Income from operations for the nine months ended September 30, 2008 increased approximately 63% compared to the same period of the prior year primarily due to the operations of The Meadows.  Net income from operations for the three months ended September 30, 2008 decreased approximately 20% compared to the same period of the prior year because of pre-opening expenses related to the Eastside Cannery ($4.3 million in 2008) and declining revenues and margins at Rampart and The Cannery which offset increases at The Meadows.

•      Net income for the nine months ended September 30, 2008 increased approximately $15 million compared to the same period of the prior year, because the prior year period included a loss on debt extinguishment of approximately $15 million and, as previously discussed, higher income from operations for the current year period, offset by a 31% increase in interest expense associated with increased borrowings related to the temporary casino facility at The Meadows and over a 325% increase in income tax expense also associated with The Meadows.  Net income for the three months ended September 30, 2008 decreased approximately $4.2 million compared to the same period of the prior year.  This decrease is due primarily to pre-opening expenses in the current quarter associated with the Eastside Cannery.  Other operating activities in total were relatively flat for the quarter.

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

In addition, if the Purchase Agreement with the Crown Buyers is consummated as now contemplated, the Company would realize a substantial gain and cash inflow.

Off Balance Sheet Arrangements.

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  Part of the proceeds were used to pay off existing debt, including the $250 million Bank of America credit facility, and to partially fund the completion of the Eastside Cannery.   The remaining proceeds are being used to partially fund the construction of the permanent casino facility at The Meadows.  For more information about the syndicated credit facilities, please refer to the Company’s Form 8-K Report filed on May 24, 2007.

CCR’s obligations under the Credit Agreements are guaranteed by its subsidiaries and are secured by substantially all of the real and personal property of CCR and its subsidiaries, except that certain gaming-related accounts and assets are not pledged under the Credit Agreements.

Commitment and Contingency

As of September 30, 2008, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

In May 2008, a wholly-owned subsidiary of the Company entered into a loan payment guarantee agreement which is expected to terminate no later than March 31, 2009.  The likelihood of the guarantee ever being called is extremely remote.  Although the maximum exposure under the guarantee is $20 million, the fair value of the guarantee is not material as of September 30, 2008.

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

Item 3.   Quantitative and Qualitative Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

OCM HOLDCO, LLC
Registrant

Date: November 14, 2008	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: November 14, 2008	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager