Form 10-K
period 2008-12-31
OCM HoldCo, LLC
filed 2009-03-31
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3673772
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

333 South Grand Avenue, 28th Floor, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 830-6300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2009, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

Documents Incorporated by Reference:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K and other filings of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements.” Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Company to successfully develop or acquire products and form new business relationships.

When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this annual report on Form 10-K. You should also carefully review the risk factors described in the previously filed Form 10-KSB, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.   The Company and Blocker are also parties to an Option to Purchase dated January 5, 2006 as corrected on March 17, 2006 (the “Blocker Option Agreement”), whereby the Company has the option to purchase all of the issued and outstanding units of AcquisitionCo from Blocker.  GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.

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

•                  operates the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of northwest Las Vegas; and

•                  operates the Eastside Cannery Casino and Hotel (the “Eastside Cannery”).

•                  Operated the Nevada Palace Hotel and Casino (the “Nevada Palace”) until February 29, 2008 when it was as closed as planned in connection with the construction of the Eastside Cannery.

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

VoteCo, InvestCo, the Company and each of the Company’s wholly-owned subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a Los Angeles-based investment management firm with over $49 billion in assets committed to management in specialized investment strategies. These strategies include distressed debt, high yield bonds, convertible securities, emerging market equities, power infrastructure investments, principal investments for corporate control, real estate investments, mezzanine financing and Japanese equity securities. Oaktree has approximately 530 employees, with offices in Los Angeles, New York, Stamford (Connecticut), London, Frankfurt, Paris, Beijing, Hong Kong, Seoul, Shanghai, Singapore, Tokyo and, through affiliates of Oaktree-managed funds, Amsterdam and Luxembourg.  Oaktree is led by Howard Marks, Chairman, and Bruce Karsh, President, and is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. The Oaktree Funds are the fourth closed-end “principal” funds that the professionals who invest and manage the Oaktree Funds have organized since 1994 for the purpose of making control-oriented equity investments.

Business Developments

Recent Events

On March 12, 2009, the Company entered into the agreements outlined below in connection with the termination of that certain Purchase Agreement by and between Crown Limited, an Australian company (“Parent”), Crown CCR Group Investments One, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Crown One”), Crown CCR Group Investments Two, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Crown Two,” and collectively with Parent and Crown One, the “Crown Parties”), the Company, Millennium Gaming, Inc., a Nevada corporation (“Millennium,” and together with the Company, the “Current Equityholders”), and CCR (collectively, CCR with Millennium and the Company,  the “Seller Parties”), dated as of December 11, 2007 (as thereafter amended, the “Original Purchase Agreement”), pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the issued and outstanding equity interests of CCR (the “CCR Units”) from the Current Equityholders and rights in an option agreement.

Termination and Settlement Agreement

On March 12, 2009, the Seller Parties and the Crown Parties entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”), whereby the parties agreed to (a) terminate the Original Purchase Agreement, and (b) settle and release claims among the parties to the Original Purchase Agreement relating to the Original Purchase Agreement, and in connection therewith, Crown One and Crown Two (collectively, the “Purchasers”), paid the Current Equityholders a cash payment of $50 million, of which the Company received $21 million.  In addition, certain of the parties to the Original Purchase Agreement and other related parties entered into separate agreements releasing claims relating to the Original Purchase Agreement.

Preferred Purchase Agreement

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Current Equityholders and CCR entered into a Preferred Purchase Agreement (the “Preferred Purchase Agreement”).  Under the terms of the Preferred Purchase Agreement, the Purchasers agreed to purchase from CCR, and CCR agreed to sell to the Purchasers, 71,614 Series B Preferred Units of CCR (the “Series B Purchase”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”), upon obtaining all necessary regulatory approvals and subject to the terms and conditions set forth therein.

Simultaneously with the execution and delivery of the Preferred Purchase Agreement and in accordance with the terms thereof, the Current Equityholders, CCR, the Purchasers and JPMorgan Chase Bank, N.A., as escrow agent, entered into an Escrow Agreement, pursuant to which the Purchasers deposited the Preferred Purchase Price into an escrow account, and the Crown Parties and the Seller Parties agreed that the Preferred Purchase Price will be released from the escrow account, subject to, and in accordance with, the terms and conditions of the Escrow Agreement and the Preferred Purchase Agreement, as follows, (a) the entire Preferred Purchase Price will be released to CCR upon the closing of the Series B Purchase, which is subject to obtaining all necessary regulatory approvals, or (b) if the Series B Purchase does not close prior to May 11, 2009 (or such other date as extended in accordance with the terms of the Preferred Purchase Agreement), then (i) $80 million of the Preferred Purchase Price will be returned to the Purchasers, and CCR will issue to the Purchasers, and the Purchasers will purchase, subject to obtaining all necessary regulatory approvals, 9,435 Series A2 Preferred Units of CCR representing 4.1% of the issued and outstanding equity of CCR (the “Series A2 Purchase”) and (ii) $240 million of the Preferred Purchase Price will be released to CCR ($40 million of which would be applied to the Series A2 Purchase, if applicable).

Option Agreement

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Current Equityholders and CCR entered into an Option Agreement (the “Option Agreement”), which grants the Crown Parties, subject to the terms and conditions set forth in the Option Agreement, the option to complete the purchase of all of the direct and indirect interests of the Current Equityholders in CCR on terms substantially similar to the terms of the Original

Purchase Agreement as more fully described below in Item 1 —  Business Developments —  2007 Highlights.   If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated by the Option Agreement and by the Preferred Purchase Agreement, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price), subject to adjustment upon the terms and conditions of the Option Agreement.

2008 Highlights

On February 29, 2008, the Nevada Palace, located on the Boulder Strip in east Las Vegas, ceased operations as planned in connection with the construction of the Eastside Cannery.  The Eastside Cannery opened on August 28, 2008, on the former site of the Nevada Palace.  Its amenities include a 16-story hotel, with more than 300 guest rooms and suites, a resort spa, Jacuzzi and a half-acre pool, approximately 65,000 square feet of gaming space, with over 2,100 slot machines, 26 table games, a 450-seat bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has six restaurants, two night clubs and a 20,000 square foot ballroom and meeting place.

2007 Highlights

On December 11, 2007, the Company entered into the Original Purchase Agreement pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, the CCR Units from the Current Equityholders.

Under the terms of the Original Purchase Agreement, (a) Crown One had agreed to purchase from Millennium, all of Millennium’s CCR Units, (b) Crown Two had agreed to purchase from the Company, all of the Company’s interest in Blocker, and (c) Crown One had agreed to purchase from the Company, all of the Company’s right, title and interest in the Blocker Option Agreement, and the aggregate purchase price that would have been payable by the Crown Parties to the Current Equityholders was approximately $1.75 billion in cash, less outstanding debt and other adjustments.  The Original Purchase Agreement also provided that the Crown Parties would have been indemnified for damages resulting from breaches of Sellers’ representations, warranties and covenants, certain tax liabilities and other matters.  The sum of $25 million of the purchase price was to have been placed in escrow for three years after the closing date as the exclusive source, subject to certain exceptions, for satisfaction of such damages as to which claims are made.

Prior Highlights

In September 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of a Contribution and Unit Purchase Agreement, dated as of May 10, 2005, as amended and restated in its entirety by the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”). The parties to the CUP Agreement were Messrs Paulos and Wortman, Millennium, CCR, AcquisitionCo, and other entities named therein.  In November 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33-1/3% to 42%.

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

Employees

The Company has no employees, other than its two managers, Messrs. Kaplan and Beck, who receive no compensation from the Company for their services.

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a temporary gaming facility and where it is constructing a permanent casino expected to open in April 2009.  In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which ceased operation on February 29, 2008 as planned in connection with the construction of the Eastside Cannery, which replaced the Nevada Palace and opened on August 28, 2008. The Cannery, the Rampart Casino and the Eastside Cannery are currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”), and MMG II provides certain management services related to The Meadows.  MMG II is 95% owned by Messrs. Paulos and Wortman.

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

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and, in 2006, completed a $40 million expansion project.  Currently, The Cannery features approximately 72,000 square feet of casino space, including 1,961 slot/video poker machines, 37 table games (including 12 poker tables), a poker room, and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 201 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant, a steakhouse and a franchised donut shop; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

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

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.   In May 2007, CCR commenced construction of the Eastside Cannery to replace the Nevada Palace, which was operated through February 29, 2008 when it closed as planned in connection with the construction of the Eastside Cannery.  The Eastside Cannery opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and eight miles from McCarran International Airport, is similar in nature to The Cannery, with more than 300 guest rooms and suites, a resort spa, Jacuzzi and a half-acre pool complete with cabanas on the property.   The Eastside Cannery’s casino offers guests approximately 65,000 square feet of gaming space, with over 2,100 slot machines, 26 table games, a 450-seat bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has six restaurants, two night clubs and a 20,000 square foot ballroom and meeting place.

The primary assets of NP Land are approximately 22 acres of land, the primary site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR.

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

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006.  In June 2007, PA Meadows opened an 82,000 square-foot temporary casino at The Meadows, which houses over 1,800 slot machines, a 360-seat all-you-can-eat restaurant, a snack bar, and sports bar with 23 bar-top video poker games.  The Meadows is also the first casino in Pennsylvania to offer patrons Keno, roulette and Monopoly-themed slot machines.    PA Meadows began construction of a 350,000 square-foot permanent casino in late 2007 and expects the permanent casino to open in spring 2009.  The permanent casino will house approximately 3,750 slot machines and will integrate the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, are located within a growing metropolitan area.  With an estimated population of 2 million, Clark County is Nevada’s largest county and the 15th largest county in the United States.   In 2007, Clark County’s population increased by approximately 4%, and remained relatively unchanged in 2008.   The Cannery, the Rampart Casino and the Nevada Palace are all located in Clark County.  CCR’s management believes that the Clark County’s population growth over the past decade has been driven, in part, by Clark County’s favorable business climate, tax structure and great weather.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2008, total win from nonrestricted gaming operations in the Las Vegas locals gaming market declined by 9.36% from its high of $2.51 billion in 2007.  Prior to last year, gaming revenues for the Las Vegas locals gaming market have experienced steady increases in conjunction with the growth of the Clark County population.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in the Las Vegas locals gaming market grew from approximately $2.12 billion in 2004 to approximately $2.69 billion in 2006, and $2.77 billion in 2007, representing an average annual compound growth rate of 12.7% between 2004 and 2006, and  3.1% between 2006 and 2007.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery (once open) are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas decreased from approximately $303 million in 2007 to approximately $282 million in 2008, an approximately 6.72% decrease from 2007.  From 2006 to 2007, total win from nonrestricted gaming operations decreased approximately 3.63%, from $314 million in 2006 to $303 million in 2007.

Summerlin

The Rampart Casino is located in the Summerlin area of northwest Las Vegas, a 22,500-acre, master-planned community with approximately 60,000 households, adjacent to the Summerlin Parkway and within close proximity to six golf courses. CCR management believes that the Rampart Casino’s primary market consists of frequent local gaming patrons who seek a friendly atmosphere and convenience, as well as higher-than-average payout rates for slot machines and video poker games. In addition, due to its central location within the JW Marriott Resort, the Rampart Casino benefits from resort and conference visitor traffic.  Because the Summerlin area is categorized with the balance of Clark County in the Nevada Gaming Control Board’s revenue reports, specific annual gaming revenues for the Summerlin area cannot be determined.

The Boulder Strip

The Eastside Cannery is located, along the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, the Boulder Strip, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations grow from approximately $792 million in 2004 to approximately $928 million in 2007.  This growth represents an average annual compound growth rate of 5.47% between 2004 and 2007.  In 2008, nonrestricted gaming operations were approximately $839 million, representing a decrease of 9.52% from the prior year.  Despite the recent decrease, CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

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

Competition

The casino hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  Competition with the Company’s casino at The Meadows currently comes from racetrack-based casinos in West Virginia and will also likely come from The Rivers Casino, located in Pittsburgh, Pennsylvania, and anticipated to open in August 2009. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

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

The closest casino competitors to The Cannery are Aliante Station and Santa Fe Station, which are approximately five and six miles, respectively, from the site of the casino, although outside of The Cannery’s primary market area. Other competitors (each more than six miles from The Cannery) include Texas Station Gambling Hall and Fiesta Rancho.  Each of these four competitors is owned by Station Casinos, Inc.  Together, they account for over 6,500 slots, over 100 tables and over 500 hotel rooms and suites.  The closest competitor to the Rampart Casino is Suncoast Casino, which is within close proximity to the Rampart Casino.  In addition, a nearby Red Rock Station casino is a significant competitor of the Rampart Casino.  The next closest competitors, Texas Station, Fiesta Station, and Arizona Charlie’s — Decatur, are each more than five miles away, outside of the Rampart Casino’s primary market area.  The Boulder Strip is home to many competitors.  Prominent casinos along the Boulder Strip include Sam’s Town Hall & Gambling Hall, operated by Boyd Gaming Corporation; and Sunset Station, Boulder Station, Green Valley Ranch and Fiesta Henderson, each owned by Station Casinos, Inc.  These competitors generally have from 1,500 to over 3,100 slots, 25 to 70 tables (including poker) and 200 to over 600 hotel rooms and suites.  The Eastside Cannery and a few other smaller casinos along the Boulder Strip may lack the necessary facilities and other amenities to effectively compete in this prominent sub-market.

Las Vegas Strip and Downtown Las Vegas Gaming Market

The Las Vegas Strip is the location of dozens of casinos, including the largest and newest mega-casinos that Las Vegas has to offer. In addition, the downtown Las Vegas area includes approximately a dozen casinos on or near Fremont Street in old Las Vegas. Casinos located on the Las Vegas Strip or in downtown Las Vegas are typically tourist destinations and generally do not target the locals gaming market.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slots.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slots.  Both facilities recently added table games.  Pennsylvania has approved for licensure 11 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities and 5 stand alone slot machine gaming facilities.  The 6 racetrack facilities are open and 1 stand alone slot machine gaming facility, Mt. Airy Casino Resort, is open.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  In addition to the 6  racetrack casinos currently in operation, the Valley View Downs in Lawrence County is expected to begin operations in 2009 pending licensing approval by the Pennsylvania Board.  Valley View Downs is approximately 75 miles from The Meadows.  The Pennsylvania Board has also approved for licensure a stand alone slot machine facility in Pittsburgh, Pennsylvania, The Rivers Casino.  The Rivers Casino will be approximately 25 miles from The Meadows and is expected to open in August

2009.

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

Employees

As of December 31, 2008, CCR and its subsidiaries had approximately 3,139 active employees and approximately 2,787 full-time equivalent employees.  Of these employees, 86 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

Environmental Matters

The operations and properties of The Cannery, the Rampart Casino and the Eastside Cannery (and the former operations of the Nevada Palace) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management and NP Land management believe that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management and NP Land management believe that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective financial condition or results of operations.

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

Ongoing Obligations of Gaming Licensees and Beneficial Securities Holders

On September 21, 2006, the Nevada Commission issued an order of registration of the Company, which was immediately effective and which has since been amended twice (the “Final Order”). The Final Order prohibits (1) VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of the Company’s Class A Membership Units or Class B Membership Units or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission, and (2) the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

The Company, VoteCo and AcquisitionCo are subject to detailed ongoing financial and operating reporting requirements to the Nevada Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, VoteCo and AcquisitionCo must be reported to, or approved by, the Nevada Commission.

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

As a licensee, WTA is obligated to develop and implement a diversity plan to assure that all persons are accorded equality of opportunity in employment and contracting, which it has done. WTA is also required to maintain certain records, which it has done, which shall be made available to the Pennsylvania Board upon request. In addition, WTA is required to hold a license issued by the Pennsylvania Commission to conduct harness racing meetings. WTA holds a license from the Pennsylvania Commission to conduct harness racing meetings.

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

Once a Harness Racing License has been issued, the RHIRA provides that such license shall remain in effect so long as the licensee complies with all conditions, rules, regulations and provisions of the RHIRA.  Harness Racing Licenses are not transferable.  The RHIRA requires that each holder of a Harness Racing License shall, within ten days after any transfer of stock comprising an interest of 5% or more of such licensee, notify the Pennsylvania Commission of such transfer.  Such licensee must also file with the Pennsylvania Commission affidavits from the proposed transferees setting forth certain required information regarding the proposed transfer and the proposed transferee.  WTA and MLR have sent appropriate notice to the Pennsylvania Commission regarding the proposed transactions with the Crown Parties.

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

Item 3.    Legal Proceedings.

As of March 31, 2009, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 31, 2009, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

As of March 31, 2009, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

The Company does not pay, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

The Company does not have any equity compensation plans and does not expect to authorize securities for issuance pursuant to any equity compensation plans in the foreseeable future.

Item 6.    Selected Financial Information.

Not applicable.

Item 7.    Management’s Discussion and Analysis.

Overview

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s current business consists primarily of its ownership of a 42% equity interest in CCR and a 33-1/3% equity interest in NP Land. CCR operates three Las Vegas casinos, The Cannery, Eastside Cannery, and the Rampart Casino, and The Meadows, a harness racetrack in Pennsylvania where it is constructing a more permanent casino.  In addition, CCR operated the Nevada Palace which ceased operations on February 29, 2008 in connection with the construction of the Eastside Cannery, which opened on August 28, 2008 and replaced the Nevada Palace.  NP Land owns the land of the current site of Eastside Cannery.

On December 11, 2007, the Company entered into the Original Purchase Agreement with CCR, Millennium and the Crown Parties, pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the CCR Units from the Current Equityholders (the “Original Crown Transaction”).  The Original Crown Transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the Original Purchase Agreement pursuant to the Termination and Settlement Agreement as more fully described under Item 1 —  Business Developments —  Subsequent Events —  Termination and Settlement Agreement.  On March 12, 2009, the Company also entered into the Preferred Purchase Agreement and the Option Agreement with the Crown Parties, CCR and Millennium, each as more fully described under Item 1 —  Business Developments —  Subsequent Events —  Preferred Purchase Agreement and Option Agreement.

Results of Operation

Results of operations for the year ended December 31, 2008, compared to the year ended December 31, 2007.

			Change
	2008	2007	Dollars	Percent
Interest income	$17,504	$20,180	$(2,676)	(13)%
Equity in earnings of unconsolidated investees	3,540,207	1,087,034	2,453,173	226%
Total income	3,557,711	1,107,214	2,450,497	221%
Operating, general and administrative costs	351,011	330,486	20,525	6%
Income (loss) before income tax benefit	$3,206,700	$776,728	$2,429,972	313%

No cash distributions were received from CCR or NP Land during the year ended December 31, 2008.  This has resulted in lower cash balances as of December 31, 2008, as compared to December 31, 2007.  The Company expects interest income to increase during 2009 due to receipt of the $21 million payment from the Crown Parties in connection with the termination of the Original Purchase Agreement as discussed above.

CCR’s net income increased by approximately $5.8 million for the year ended December 31, 2008, as discussed in the operational highlights for CCR below accounting for the increase in equity in earnings of unconsolidated investees.  The Company expects earnings in unconsolidated investees to stay relatively the same.

The increase in operating, general and administrative costs was due to an increase in professional fees during the year ended December 31, 2008, offset by a lower related party management fee of $50,000 as compared to $75,000 for the prior year.   The Company expects operating, general and administrative costs to stay relatively the same

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Significant events related to CCR are described below.

Operational highlights for CCR for the periods ended December 31, 2008 and 2007, are as follows:

•      Revenues for the year ended December 31, 2008, increased approximately 37.7% compared to the prior year.  These increases primarily resulted from the opening of the temporary casino facility at The Meadows in June 2007 and Eastside Cannery in August 2008.  The Rampart Casino’s revenues for the year ended December 31, 2008, decreased approximately 4.4% compared to the prior year.  The Cannery’s revenues for the year ended December 31, 2008, decreased approximately 6.8% compared to the prior year.

•                  Income from operations for the twelve months ended December 31, 2008 increased approximately 27.9% compared to the prior year primarily due to the operations of The Meadows.

•                  Net income for the year ended December 31, 2008, increased approximately $5.8 million compared to the prior year.  In addition to the factors previously mentioned, other reasons for the net increase include, (1) the prior year included a loss on debt extinguishment of approximately $15 million; (2)  interest expense was 24.7% higher in the current year due to increased borrowings;  (3) a $2.6 million gain on the disposition of an investment in the prior year; and (4) increased income taxes associated with The Meadows operations.

The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years.  However, there is no assurance that inflation will not adversely affect its business in the future.

Liquidity and Capital Resources

As previously discussed, the Company received $21 million in March 2009 in connection with the termination of the Original Purchase Agreement.  As a result, the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.

Off Balance Sheet Arrangements

Credit Agreements

On May 18 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire existing debt, including the then-existing $250 million credit facility, and to partially fund the completion of the Eastside Cannery.  The remaining proceeds are being used to partially fund the construction of the permanent casino facility at The Meadows.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the SEC on May 24, 2007.

CCR’s obligations under the Credit Agreements are guaranteed by its subsidiaries and are secured by substantially all of the real and personal property of CCR and its subsidiaries, except that certain gaming-related accounts and assets are not pledged under the Credit Agreements.

Additional Conditional Commitments

In March 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which in turn was funded by a loan from the Company.

In May 2008, a wholly-owned subsidiary of the Company entered into a loan repayment guarantee agreement which is expected to terminate no later than May 15, 2009.  The likelihood of the guarantee ever being called is remote.  Although the maximum exposure under the guarantee is $20 million, the fair value of the guarantee is not material as of December 31, 2008.

As of December 31, 2008, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

Item 8. Financial Statements.

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this annual report.  Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9(A)T. Internal Control over Financial Reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons.

As of March 31, 2009, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	50	Manager of the Company & CCR
Ronald N. Beck	53	Manager of the Company & CCR
William Paulos	61	Manager of CCR
William Wortman	62	Manager of CCR

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

•                  any assignment for the benefit of creditors, any voluntary bankruptcy of the Company, or any transaction to dissolve, wind up or liquidate the Company; or

•                  any transaction between the Company and any member or Manager of the Company, or any affiliate or direct family member of any member or Manager of the Company, that is not made on an arm’s-length basis.

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

Because the Company has conducted no operations other than in connection with the ownership of equity interests in CCR and NP Land, the Company does not have, and is not required to have, a separately designated audit, nominating or compensation committee or committee performing similar functions, and the Company does not have an audit committee financial expert.  Preparation of the Company’s financial statements is performed by an outside consultant, on a contractual basis, and supervised by the Company’s Managers.

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

Code of Ethics.

We have adopted a code of ethics as described in Item 406 of Regulation S-B.  We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be sent to OCM HoldCo, LLC, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California  90071.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has no equity compensation plans.

The following table sets forth, as of March 31, 2009, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Title of Class of Securities	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Class A Units	OCM VoteCo, LLC	.100 Units	(3)	100	%(3)
Class A Units	Stephen Kaplan(4)	.100 Units	(5)	100	%(5)
Class A Units	Ronald Beck(4)	.100 Units	(5)	100	%(5)
Class A Units	John Frank	.100 Units	(5)	100	%(5)
Class A Units	Bruce Karsh	.100 Units	(5)	100	%(5)
Class A Units	David Kirchheimer	.100 Units	(5)	100	%(5)
Class A Units	Howard Marks	.100 Units	(5)	100	%(5)
Class A Units	Richard Masson	.100 Units	(5)	100	%(5)
Class A Units	Sheldon Stone	.100 Units	(5)	100	%(5)

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

The following table sets forth, as of March 31, 2009, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Title of Class of Securities	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
VoteCo Units	Stephen Kaplan(3)	12.5 Units	(4)	12.5	%(4)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Class A Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Ronald Beck(3)	12.5 Units	(10)	12.5	%(10)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Executive Officers of the Company as a Group	25 Units	(11)	25	%(11)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)

(1)                The address for each beneficial owner is:

c/o Oaktree Capital Management, L.P.

333 South Grand Ave, 28th  Floor

Los Angeles, CA 90071

(2)                                  Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)                                  Messrs. Kaplan and Beck are the managers of VoteCo, the Company, Blocker, AcquisitionCo, LandCo and OCM AcquisitionCo II, LLC.  Blocker is a direct subsidiary of the Company and owns nothing other than its interest in AcquisitionCo.

(4)                                  Mr. Kaplan is the listed owner of the securities.

(5)                                  VoteCo is the listed owner of all .100 Company Class A Membership Units.  Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Mr. Kaplan and Mr. Beck may be deemed to be a beneficial owner of all .100 Company Class A Membership Units directly held by VoteCo.

(6)                                  The Company is the listed owner of all 126,896.317 Blocker Class A Units. Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 126,896.317 Blocker Class A Units directly held by the Company.

(7)                                  Blocker is the listed owner of all 1,000 AcquisitionCo Class A Membership Units. Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 AcquisitionCo Class A Membership Units directly held by Blocker.

(8)                                  AcquisitionCo is the listed owner of all 1,000 LandCo Units.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 LandCo Units directly held by AcquisitionCo.

(9)                                  The Company is the listed owner of all of the equity interests of AcquisitionCo II.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 100 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all of the equity interests of OCM AcquisitionCo II, LLC directly held by the Company.

(10)                            Mr. Beck is the listed owner of the securities.

(11)                            Messrs. Kaplan and Beck are each a listed owner of 50% of these securities.

None of the securities listed in the table above as beneficially owned by the Company’s Managers has been pledged as security.

Item 13. Certain Relationships and Related Transactions.

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

As of December 31, 2008, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

CCR has a receivable of approximately $16.2 million from NH Downs Holdings, LLC, a subsidiary of InvestCo (“NH Downs”), in connection with the development of certain gaming opportunities in New Hampshire.

In March 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which in turn was funded by a loan from the Company.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company.

Transactions between CCR and its Promoters

Transactions relating to the Company’s Acquisition of its Equity Interests in CCR and NP Land

The Company entered into certain transactions with Messrs. Paulos and Wortman in order to consummate the transactions contemplated by the CUP Agreement.  On September 30, 2005, the Company’s affiliates loaned the InvestCo NP Loans and the LandCo Loan to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.  On January 5, 2006, the Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, the AcquisitionCo Loan and the InvestCo/MGIM Loan to enable MGIM, LLC to acquire from an unrelated third party a 33 1/3% interest in CCR for a total purchase price of $70 million.  All of these loans, while outstanding, accrued interest at 12%, but in the case of the LandCo Loan and the AcquisitionCo Loan, interest was waived and considered additional investment upon the consummation of the Company’s acquisition of its initial 33 1/3% equity interest in CCR and NP Land.  The InvestCo NP Loans were secured by all of the membership interests in NP Land and a related entity controlled by Mr. Wortman, and were also secured by the land and assets of the Nevada Palace.  The LandCo Loan was secured by pledges of the membership interests in an entity controlled by Mr. Wortman.  The AcquisitionCo Loan and the InvestCo/MGIM Loan were secured by pledges of all of the membership interests in CCR held by MGIM, LLC and Millennium, which pledges were subordinated to the pledge of such interests securing CCR’s then-existing credit agreement.  When the transactions contemplated by the CUP Agreement were consummated, all of the related security interests were released.

In September 2006, the Company, through its subsidiaries, acquired MGIM, LLC’s 33 1/3% equity interest in CCR in exchange for the cancellation of the $64 million AcquisitionCo Loan to MGIM, LLC, and a 33 1/3% equity interest in NP Land in exchange for the cancellation of the $4,282,454 LandCo Loan.  The $10,607,245 InvestCo NP Loans and the $5,125,000 InvestCo/MGIM Loan were repaid.  In addition, a wholly-owned subsidiary of CCR, Nevada Palace, LLC, entered into a lease with NP Land of the 22 acres on which the Eastside Cannery sits.  Nevada Palace, LLC also acquired from entities affiliated with Mr. Wortman gaming equipment and other operating assets for approximately $8 million and assumed approximately $1,340,000 of slot machine lease liabilities and $156,000 (accrued as part of the purchase price) of certain other liabilities directly associated with the continuation of operations of the Nevada Palace at the time its gaming assets were sold to CCR.  The NP Land lease is for a 35-year term at a fixed rental rate of $192,467 per month (as of December 31, 2008), subject to periodic inflationary adjustments, and required a $3 million security deposit.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $2,795,042 and $2,042,528 in 2008 and 2007, respectively, pursuant to separate agreements with CCR’s casinos.  Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement has an initial term that expires in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos has a financial interest.  CCR incurred aggregate costs of $2,113,164 and $2,635,801 in 2008 and 2007, respectively, in connection with such purchases.

CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage the Rampart Casino, The Cannery and the Eastside Cannery, and MMG II provides certain management services related to The Meadows.  CCR incurred fees to MMG II of $6,458,564 and $5,042,549 in 2008 and 2007, respectively, in connection with these arrangements.

During the Company’s last fiscal quarter of 2007, Mr. Wortman incurred certain obligations in connection with the development of certain gaming opportunities in New Hampshire.  In connection with pursuing such opportunities, NH Downs has a receivable of approximately $9.1 million from Mr. Wortman.

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

An affiliate of one of the Company’s members provides the Company with certain administrative support services for an annual fee of $50,000, based on hourly rates of assigned personnel.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2008 and 2007, we incurred audit and financial statement review fees totaling approximately $130,000 and $136,000, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

For 2008 and 2007, we incurred no fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for assurance and related services reasonably related to the performance of audit and financial statement review.

Tax Fees:

For 2008 and 2007, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2008 and 2007, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits.

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.

The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about  the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
10.30

Purchase Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of December 11, 2007(8)

10.31

Termination and Settlement Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009.

10.32

Preferred Purchase Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009.

10.33

Option Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009.

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

E-1

(3) Filed previously with the Company’s Post-Effective Amendment No. 1 to Form 10-SB on September 8, 2006.

(4) Filed previously with the Company’s Current Report on Form 8-K on September 27, 2006

(5) Filed previously with the Company’s Current Report on Form 8-K on November 20, 2006

(6) Filed previously with the Company’s Current Report on Form 8-K on April 8, 2007

(7) Filed previously with the Company’s Current Report on Form 8-K on May 24, 2007
(8) Filed previously with the Company’s Annual Report on Form 10-KSB on March 31, 2008

E-2

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 31, 2009	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

March 31, 2009	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager	March 31, 2009

/s/ Ronald N. Beck	Manager	March 31, 2009
Ronald N. Beck

S-1

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

December 31, 2008

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheet of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 31, 2009

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$729,584	$1,012,906
Other assets	—	475
	729,584	1,013,381
Other assets:
Investment in Cannery Casino Resorts, LLC	121,706,019	120,723,395
Investment in NP Land, LLC	5,553,450	5,025,292
Gaming and related licenses	805,698	805,698
Deferred tax asset	6,292,921	2,126,000
	$135,087,672	$129,693,766

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $53,276 to a related party in 2008	$90,405	$40,695
Deferred tax liabilities	311,000	243,000
	401,405	283,695

Members’ equity	134,686,267	129,410,071
	$135,087,672	$129,693,766

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007

Income:
Interest income	$17,504	$20,180
Equity in earnings of unconsolidated investees	3,540,207	1,087,034
	3,557,711	1,107,214
Costs and expenses:
Professional fees	292,733	222,719
Other administrative expenses, including $50,000 and $75,000 to a related party in 2008 and 2007	58,278	107,767
	351,011	330,486

Income before income tax benefit	3,206,700	776,728

Income tax benefit	2,647,236	3,100,437

Net income	$5,853,936	$3,877,165

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2008 and 2007

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings
2008
Balance, beginning of year	$129,410,071	$(2,118,247)	$131,528,318
Net income	5,853,936	—	5,853,936
Equity in other comprehensive loss of unconsolidated investee, net of tax:
Unrealized loss on investments	(561,294)	(561,294)	—
Unrealized loss on rate swap agreements	(16,446)	(16,446)	—

Balance, end of year	$134,686,267	$(2,695,987)	$137,382,254

2007
Balance, beginning of year	$127,643,512	$—	$127,643,512
Net income	3,877,165	—	3,877,165
Capital contribution	7,641	—	7,641
Equity in other comprehensive loss of unconsolidated investee:
(Unrealized loss on rate swap agreements, net of tax)	(2,118,247)	(2,118,247)	—

Balance, end of year	$129,410,071	$(2,118,247)	$131,528,318

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating activities:
Net income	$5,853,936	$3,877,165
Equity in earnings of unconsolidated investees	(3,540,207)	(1,087,034)
Adjustments to reconcile net income to net cash used by operating activities consisting of increases in operating (assets) liabilities:
Deferred income tax benefit	(2,647,236)	(3,100,437)
Other assets	475	(475)
Accounts payable and accrued expenses	49,710	(70,110)

Net cash used in operating activities	(283,322)	(380,891)

Investing activities:
Distribution from Cannery Casino Resorts, LLC		1,030,000
Distribution from NP Land, LLC		405,000
Investment in Cannery Casino Resort, LLC		(60,396)
Gaming and related licenses		11,246

Net cash provided by (used in) investing activities		1,385,850

Financing activities:
Capital contributions		7,641

Net increase (decrease) in cash	(283,322)	1,012,600

Cash, beginning of year	1,012,906	306

Cash, end of year	$729,584	$1,012,906

Supplemental cash flow information:
Equity in other comprehensive income of unconsolidated investees	$1,319,126	$2,118,247

See notes to consolidated financial statements

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2008

NOTE 1 - Organization:

Business Activities

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”) Oaktree Funds, each of which is a Delaware limited partnership and an affiliate of Oaktree, for the purpose of participating in various activities relating to the gaming industry.

The Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns 42% equity interest in Cannery Casino Resorts, LLC (“CCR”) and a 33 1/3% equity interest in NP Land, LLC (“NP Land”). The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  The primary assets of NP Land are approximately 22 acres of land, the current site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania, where it is currently operating a temporary casino and is constructing a larger permanent casino that is scheduled to open mid-April 2009.

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

On December 11, 2007, the Company and CCR’s 58%-member entered into a definitive agreement with CCR, Crown Limited, an Australian Company (“Parent’), Crown CCR Investments One, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Crown One”), and Crown CCR Investments Two, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Crown Two” and together with Crown One and Parent, the “Crown Parties”), to sell, directly or indirectly, all of the issued and outstanding equity interests of CCR to Crown One and Crown Two, which transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the purchase agreement when it was determined that the preconditions to completion would not be satisfied in time to allow the purchase to proceed.  Under the termination agreement, a full release has been given to all parties and Crown One and Crown Two paid CCR’s members $50 million ($21 million to the Company).

The Company and the Crown Parties have entered into new agreements requiring Crown One and Crown Two to pay $320 million to CCR to, in part, subscribe for a 24.5% convertible preferred equity interest, with an option to acquire the balance of the equity interests of CCR for approximately $1.4 billion at any time over the next 2 years, each subject to regulatory approval.  If the regulatory approval for issuance of the convertible preferred equity interest is not received within 60 days (90 days at the option of CCR), Crown One and Crown Two will pay an additional $200 million and purchase an approximate 4.1% preferred interest in CCR for $40 million.  The two preferred interests discussed herein are no coupon and non-participating.

Costs incurred by CCR relating to the initial definitive agreement ($2,122,546 at December 31, 2008) were deferred until the arrangement was terminated in 2009 and then treated as a distribution to CCR’s members.

Concentrations and economic uncertainties

The Company and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.

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

Basis of accounting and presentation

The accompanying consolidated financial statements as of December 31, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

Investments in CCR and NP Land (Note 3) are accounted for using the equity method of accounting.  The Company has not elected to adopt the option available under Financial Accounting Standards Board (“FASB”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles.

Statement of cash flows and cash concentration

At the request and for the convenience of the Company, certain of the disbursements of the Company and its consolidated subsidiaries for operating expenses are made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the Company’s investees are received directly by InvestCo.  Accordingly, these activities are treated as constructive cash inflows and outflows in the statements of cash flow.

The Company and its unconsolidated investees carry and expect to carry cash and equivalents and investment securities on deposit with financial institutions substantially in excess of federally-insured limits, and risk of losses related to such concentrations that might result from any failures of depository institutions may be increasing in the current economic environment.  The extent of loss, if any, to be sustained as a result of a future financial institution failure, however, is not subject to estimation at this time.

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized pursuant to guidelines contained in para. 2.06 of the American Institute of Certified Public Accountants’ Audit and Accounting Guide, Audits of Casinos. These fees and costs have been treated as indefinite life intangible assets pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, based on expectations at the time the costs were incurred and capitalized that such licenses would be granted, as they subsequently were, that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises, and, therefore, that it was and is probable that they will benefit future periods through continued profitable operations of its investee entities and resultant expected increases in the value of its investments therein and cash distributions therefrom.  License renewal fees are not significant and are expensed as incurred.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2008, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company accounts for uncertain in income taxes recognized in financial statements under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  The Company’s adoption of FIN 48 on January 1, 2007, had no effect on retained earnings or results of operation.  The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Significant Equity Investee:

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement. On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its equity interest in CCR from 33 1/3% to 42%. For the year ended December 31, 2007, the Company’s equity in the earnings of CCR and NP Land totaled $578,420 and $508,663, respectively.  For the year ended December 31, 2008, the Company’s equity in earnings of CCR and NP Land totaled $3,012,049 and $528158, respectively.  No distributions were received from either CCR or NP Land in the year ended December 31, 2008.

The following tables present condensed financial information of CCR as of December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007:

	2008	2007
Balance Sheet
Current assets	$65,473,000	$92,089,000
Investments in securities	17,113,000	—
Property and equipment, net	749,029,000	484,879,000
Other	143,135,000	145,477,000
	$974,750,000	$722,445,000

Current liabilities	$97,733,000	$90,593,000
Long-term liabilities	797,047,000	554,221,000
Member’s equity	79,970,000	77,631,000
	$974,750,000	$722,445,000

Income Statement
Revenue	$448,160,000	$325,394,000

Net income	$7,172,000	$1,377,000

The unaudited total assets of NP Land at December 31, 2008 and 2007, was approximately $4,600,000 and $5,400,000, respectively.  The unaudited net income for the years ended December 31, 2008 and 2007, was approximately $1,600,000 and $1,500,000, respectively.

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker.  Blocker also incurs interest expense ($1,961,784 for 2008 and $2,612,702 for 2007) on inter-company indebtedness ($23,218,683 at December 31, 2008 and 2007) that is deductible for tax purposes (a permanent difference) but which is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2008 and 2007:

	2008		2007
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$1,122,000	35%	$271,856	35%
General business tax credits	(769,236)	(24)%	—	—%
Miscellaneous CCR attributes	605,000	19%	(1,863,817)	(240)%
Intercompany interest expense	(687,000)	(21)%	(914,446)	(118)%
Non-taxable interest income	—	—%	—	—%
Attributes passed through to members	123,000	4%	330,487	43%
CCR income not taxable to Company	(3,041,000)	(95)%	(924,517)	(119)%

Tax at effective rate	$(2,647,236)	(83)%	$(3,100,437)	(399)%

At December 31, 2008, Blocker had approximately $33,075,000 and $769,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land (there are no current deferred tax assets and liabilities):

	December 31, 2008	December 31, 2007
Basis adjustment (Section 754 elections)	$(4,356,000)	$(2,954,685)
Other CCR attributes	(3,476,000)	(1,309,421)
Other comprehensive income	1,451,685	—
Other NP Land attributes	17,000	18,263
General business tax credits	769,236	—
Net operating loss carryforwards	11,576,000	6,128,843
	5,981,921	1,883,000

Deferred tax liability, current	311,000	243,000

Deferred tax asset, non-current	$6,292,921	$2,126,000

The other CCR attributes shown above consist primarily of depreciation and amortization.

NOTE 5 - Related party transactions:

In May 2008, a wholly-owned subsidiary of the Company entered into a loan repayment guarantee agreement which is expected to terminate no later than May 15, 2009.  The likelihood of the guarantee ever being called is remote.  Although the maximum exposure under the guarantee is $20 million, the fair value of the guarantee is not material as of December 31, 2008.

As of December 31, 2008, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.

An affiliate of one of the Company’s members provides the Company with certain administrative support services for an annual fee of $50,000 based on hourly rates of assigned personnel ($75,000 in 2007).

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

In March 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which in turn was funded by a loan from the Company.