Form 10-Q
period 2009-03-31
OCM HoldCo, LLC
filed 2009-05-15
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	20-3673772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 SOUTH GRAND AVENUE

28th FLOOR

LOS ANGELES, CALIFORNIA, 90071

(Address of principal executive offices)

(213) 830-6300

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$16,119,034	$729,584

Other assets
Investment in Cannery Casino Resorts, LLC	122,276,390	121,706,019
Investment in NP Land, LLC	5,721,416	5,553,450
Gaming and related licenses	805,698	805,698
Deferred tax asset	7,795,030	6,292,921
	$152,717,568	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $65,776 and $53,276 to a related party	$184,206	$90,405
Deferred tax liabilities	240,000	311,000
	424,206	401,405

Members’ equity	152,293,362	134,686,267
	$152,717,568	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Income:
Interest income	$356	$7,135
Equity in earnings (loss) of unconsolidated investees	(4,381,022)	2,316,357
Other income, settlement agreement	21,000,000	—
	16,619,334	2,323,492

Costs and expenses:
Professional fees	1,314,900	118,101
Administrative fees and other expenses, including $12,500 to a related party in 2009 and 2008.	14,021	13,050
	1,328,921	131,151

Income before income taxes	15,290,413	2,192,341

Income tax benefit	1,833,360	246,000

Net income	$17,123,773	$2,438,341

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings
2009
Balance, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	17,123,773	—	17,123,773
Equity in other comprehensive income of unconsolidated investee, net of income taxes:
Unrealized loss on investments	53,568	53,568	—
Unrealized loss on rate swap agreements	429,754	429,754	—

Balance, end of period	$152,293,362	$(2,212,665)	$154,506,027

2008
Balance, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	2,438,341	—	2,438,341
Equity in other comprehensive loss of unconsolidated investee, unrealized losses on rate swap agreements, net of income taxes	(2,680,035)	(2,680,035)	—

Balance, end of period	$129,168,377	$(4,798,282)	$133,966,659

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Operating activities
Net income	$17,123,773	$2,438,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated investees	4,381,022	(2,316,357)
Deferred income taxes	(1,833,360)	(246,000)
Increase (decrease) in accounts payable and accrued expenses	93,802	78,761
Net cash provided by (used in) operating activities	19,765,237	(45,255)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(5,586,000)	—
Distributions received from Cannery Casino Resorts, LLC	1,210,213	—
Net cash used in investing activities	(4,375,787)	—

Net increase (decrease) in cash	15,389,450	(45,255)
Cash, beginning of period	729,584	1,012,906

Cash, end of period	$16,119,034	$967,651

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009 from which the balance sheet information as of December 31, 2008 was derived.

NOTE 2—Selected consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries

Selected unaudited consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Three months ended
	March 31,
	2009	2008

Revenues	$116,845,734	$102,963,415

Income from operations	$8,240,271	$15,071,135

Net income (loss)	$(10,830,923)	$5,452,890

The unaudited net income of NP Land LLC for the three months ended March 31, 2009 and 2008, was approximately $504,000 and $78,000, respectively.

NOTE 3—Income taxes

OCM is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC (“AcquisitionCo”) and OCM LandCo, LLC.  The Blocker subsidiaries own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land is generally taxable to Blocker. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the The Meadows, a Race Track and Casino in Pennsylvania.

Management believes it is likely that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because OCM has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to OCM’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members. Because of the circumstances discussed above, the Company’s estimated effective tax rate, for the periods presented, differs from the federal statutory rate of 35%.

NOTE 4—Contingencies

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

The Company expects to carry cash and cash equivalents on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

As of April 15, 2009, the Company was no longer conditionally required in certain limited circumstances previously disclosed to make an additional equity investment in CCR's subsidiary, PA Meadows.

In March 2009, the Company, through a wholly owned subsidiary, made equity contributions of $5,586,000 to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.

On March 12, 2009, in connection with the termination and settlement of an earlier agreement among the parties (Note 5), the Company and its investees and other affiliates (collectively, the "Seller Parties") entered into an Option Agreement (the "Option Agreement") with an Australian company, Crown Limited, and certain of its affiliates (collectively the "Crown Parties"). The Option Agreement grants the Crown Parties the option to complete the purchase of all of the direct and indirect interests of the original equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement previously disclosed.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated thereby, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion, subject to adjustment upon the terms and conditions of the Option Agreement.

NOTE 5—Other Income, Settlement Agreement

On March 12, 2009, the Seller Parties and the Crown Parties entered into a termination and settlement agreement, whereby the parties agreed to (a) terminate an earlier purchase agreement pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the membership units of CCR from the Original Equityholders, and (b) settle and release claims among the parties to the earlier purchase agreement relating thereto, and in connection therewith, Crown One and Crown Two, collectively, paid the Original Equityholders a cash payment of $50 million, of which the Company received $21 million.  Additionally, CCR incurred legal expenses on behalf of its members of approximately $2.9 million ($1.2 million to the Company) in connection with the termination of the earlier purchase agreement.  The $1.2 million is included in these financial statements as a distribution received from CCR and related professional fees in like amount.

NOTE 6—Subsequent Event

On April 24, 2009, CCR sold to Crown One and Crown Two 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Preferred Purchase Agreement by and among the Crown Parties, the Original Equityholders and CCR.  The Series B Units have no coupon and are not subject to mandatory redemption.

In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through a wholly owned subsidiary, made an additional $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background and Overview

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land.  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire then-existing debt, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  The Eastside Cannery opened on August 28, 2008 and the 350,000 square-foot permanent casino at The Meadows opened on April 15, 2009.

The primary assets of NP Land are approximately 22 acres of land (the current site of the Eastside Cannery), which land is currently leased to a wholly-owned subsidiary of CCR.

On December 11, 2007, the Company entered into a definitive purchase agreement (the “Original Purchase Agreement”) by and among (i) Crown Limited, an Australian company (“Crown”), (ii) Crown CCR Group Investments One, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Crown (“Crown One”), and Crown CCR Group Investments Two, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Crown (“Crown Two” and collectively with Crown and Crown One, the “Crown Parties”), (iii) Millennium Gaming, Inc., a Nevada corporation (“Millennium,” and together with the Company, the “Original Equityholders”), (iv) the Company, and (v) CCR (collectively, CCR with Millennium and the Company,  the “Seller Parties”), pursuant to which Crown One and Crown Two (collectively, the “Purchasers”) were to purchase, directly or indirectly, all of the membership units of CCR from the Original Equityholders.

However, on March 12, 2009, the Seller Parties and the Crown Parties entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”), whereby the parties agreed to (a) terminate the Original Purchase Agreement, and (b) settle and release claims among the parties to the Original Purchase Agreement relating to the Original Purchase Agreement, and in connection therewith, Crown One and Crown Two, collectively, paid the Original Equityholders a cash payment of $50 million, of which the Company received $21 million.

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement (the “Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in

accordance with the terms and conditions of the Preferred Purchase Agreement.   The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement,” as described below, remains unaffected.

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into an Option Agreement (the “Option Agreement”), which grants the Crown Parties, subject to the terms and conditions set forth in the Option Agreement, the option to complete the purchase of all of the direct and indirect interests of the Original Equityholders in CCR on terms substantially similar to the terms of the Original Purchase Agreement.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated by the Option Agreement, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price), subject to adjustment upon the terms and conditions of the Option Agreement.

In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which in turn was funded by a loan from the Company.

Each of the foregoing summaries of the Original Purchase Agreement, the Termination and Settlement Agreement, the Preferred Purchase Agreement and the Option Agreement, does not purport to be complete and is qualified in its entirety by reference to the Original Purchase Agreement, the Termination and Settlement Agreement, the Preferred Purchase Agreement or the Option Agreement, as the case may be, filed as Exhibit 10.30, Exhibit 10.31, Exhibit 10.32 and Exhibit 10.33, respectively, to the Company’s Annual Report on From 10-K filed with the Commission on March 31, 2009.

Operations Analysis.

Results of Operation

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

In March 2009, the Company received a payment of $21 million from the Crown Parties as its share of the settlement payment in connection with the termination of the Original Purchase Agreement as discussed above.

CCR’s net income decreased by approximately $16.2 million for the three months ended March 31, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $6.8 million decrease in equity in earnings of unconsolidated investees.  The Company expects earnings in unconsolidated investees to increase throughout 2009.

The increase in professional fees was associated with the termination of the Original Purchase Agreement.

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three month periods ended March 31, 2009 and 2008, are as follows:

•                  Consolidated revenues for the three month period ended March 31, 2009, increased approximately 13.8% compared to the same period for the prior year.  These increases primarily resulted from revenues from The Meadows and the opening of the Eastside Cannery in August 2008.  The Rampart Casino’s revenues for the three month period ended March 31, 2009 decreased approximately 13.7% compared to the same period for the prior year due to the weakness in the economy resulting in less customer spending per visit.  The Cannery’s revenues for the three month period ended March 31, 2009 decreased approximately 17.5% compared to the same period for the prior year due to the same reason as previously discussed, ongoing construction on the I-15, and the opening of a new competitor in November 2008.

•                  Consolidated net income for the three month period ended March 31, 2009 decreased approximately $16.2 million compared to the same period for the prior year primarily due to the increased depreciation expenses related to the opening of the Eastside Cannery and two non-recurring charges related to (1) settling a dispute between Rampart and its landlord ($1.8 million) and (2) the termination of a financial services agreement ($9 million).

Liquidity and Capital Resources

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

As noted above, the Company received $21 million in March 2009 in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  As a result, subject to the economic risks and uncertainties discussed in the foregoing paragraph, management believes the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.

Off Balance Sheet Arrangements

Credit Agreements.

On May 18 2007, CCR entered the Credit Agreement.  Portions of the proceeds were used to retire existing debt, including the then-existing $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the Commission on May 24, 2007.

CCR’s obligations under the Credit Agreements are guaranteed by its subsidiaries and are secured by substantially all of the real and personal property of CCR and its subsidiaries, except that certain gaming-related accounts and assets are not pledged under the Credit Agreements.

Additional Conditional Commitments.

In March 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which in turn was funded by a loan from the Company.

As of March 31, 2009, the Company was conditionally committed to make up to an additional $25 million of equity investment in CCR to support the operational needs of CCR’s subsidiary, PA Meadows, but only in certain limited circumstances and only to the extent not previously funded.   As of April 15, 2009, the Company was no longer conditionally committed to make such equity investment.

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.  Similarly, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of rate swap agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

The Company has elected to continue to use the equity method of accounting for its investment in CCR and NP Land rather than the fair value option available under Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

Recently Issued Accounting Pronouncements.

There have been no recent accounting pronouncements that are not yet effective that management believes are likely to have a significant effect on our future financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

Item 5.  Other Information.

In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which in turn was funded by a loan from the Company.

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

OCM HOLDCO, LLC
Registrant

Date: May 15, 2009	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: May 15, 2009	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager