Form 10-Q
period 2009-06-30
OCM HoldCo, LLC
filed 2009-08-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$36,896,530	$729,584
Deferred tax assets	123,000
	37,019,530	729,584

Other assets
Investment in Cannery Casino Resorts, LLC	108,061,263	121,706,019
Investment in NP Land, LLC	5,892,859	5,553,450
Gaming and related licenses	805,698	805,698
Deferred tax assets	9,218,064	6,292,921
	$160,997,414	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $3,276 and $53,276 to a related party	$39,364	$90,405
Deferred tax liabilities		311,000
	39,364	401,405

Members’ equity	160,958,050	134,686,267
	$160,997,414	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Income:
Interest income	$710	$3,972	$1,066	$11,107
Equity in earnings of unconsolidated investees	6,331,726	2,914,050	1,950,703	5,230,407
Other income, settlement agreement			21,000,000
	6,332,436	2,918,022	22,951,769	5,241,514

Costs and expenses:
Professional fees	64,389	37,686	1,379,289	155,787
Administrative fees and other expenses	13,984	16,977	28,005	30,027
	78,373	54,663	1,407,294	185,814

Income before income tax benefit	6,254,063	2,863,359	21,544,475	5,055,700

Income tax benefit	2,004,640	300,000	3,838,000	546,000

Net income	$8,258,703	$3,163,359	$25,382,475	$5,601,700

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings
2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	25,382,475		25,382,475
Equity in other comprehensive income of unconsolidated investee, net of income taxes:
Unrealized loss on investments	94,947	94,947
Unrealized loss on rate swap agreements	794,361	794,361

Balances, end of period	$160,958,050	$(1,806,679)	$162,764,729

2008
Balances, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	5,601,700		5,601,700
Equity in other comprehensive income of unconsolidated investee, rate swap agreements	376,647	376,647

Balances, end of period	$135,388,418	$(1,741,600)	$137,130,018

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Operating activities
Net income	$25,382,475	$5,601,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated investees	(1,950,703)	(5,230,407)
Deferred income taxes	(3,838,000)	(546,000)
Increase (decrease) in accounts payable and accrued expenses	(51,040)	5,474
Net cash provided by (used in) operating activities	19,542,732	(169,233)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(10,794,000)	—
Distributions received from Cannery Casino Resorts, LLC	27,418,214	—
Net cash provided by investing activities	16,624,214	—

Net increase (decrease) in cash and equivalents	36,166,946	(169,233)
Cash and equivalents, beginning of period	729,584	1,012,906

Cash and equivalents, end of period	$36,896,530	$843,673

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2009 and December 31, 2008, and for the three and six month periods ended June 30, 2009 and 2008, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Management has evaluated the consolidated financial statements for subsequent events through August 14, 2009, which was the date these consolidated financial statements were issued and the Form 10-Q was filed with the Commission.

All of OCM’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of OCM’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred, convertible, or redeemable features.  In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company, less than 0.00015%, and its total equity contributions are limited to $100.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009 from which the balance sheet information as of December 31, 2008 was derived.

NOTE 2—Selected consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries

Selected unaudited consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$138,170,554	$112,354,801	$255,016,239	$215,318,216

Income from operations	$6,930,225	$17,669,873	$15,170,463	$32,741,005

Net income	$14,667,336	$6,528,419	$3,836,413	$11,981,309

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the six months ended June 30, 2009 and 2008, was approximately $1,018,000 and $595,000, respectively.

NOTE 3—Income taxes

OCM is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of OCM AcquisitionCo, LLC (“AcquisitionCo”) and OCM LandCo, LLC.  The Blocker subsidiaries own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

Management believes it is likely that the undistributed earnings from these tax paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because OCM has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to OCM’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members.  OCM also realized substantial income related to a settlement agreement that also flows through to its members.  Because of the circumstances discussed above, the Company’s estimated effective tax rate, for the periods presented, differs from the federal statutory rate of 35%.

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize the related deferred tax assets.

NOTE 4—Contingencies

The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

The Company often carries cash and equivalents on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

In March and May 2009, the Company, through a wholly-owned subsidiary, made equity contributions ($5,586,000 and $5,208,000, respectively) to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.

On March 12, 2009, in connection with the termination and settlement of an earlier agreement among the parties (Note 5), the Company and its investees and other affiliates (collectively, the “Seller Parties”) entered into an Option Agreement (the “Option Agreement”) with an Australian company, Crown Limited, and certain of its affiliates (collectively the “Crown Parties”). The Option Agreement grants the Crown Parties the option to purchase all of the direct and indirect interests of the original equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement described elsewhere in this filing.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated thereby, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price as defined below), subject to adjustment upon the terms and conditions of the Option Agreement.

On April 15, 2009, the Company was no longer conditionally required in certain limited circumstances previously disclosed to make an additional equity investment in CCR’s subsidiary, PA Meadows.

On April 24, 2009, CCR sold to the Crown Parties 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Preferred Purchase Agreement by and among the Crown Parties, the Seller Parties and CCR.    The Series B Units have no coupon and are not subject to mandatory redemption.

In May 2009, CCR distributed $26.21 million to the Company.

NOTE 5—Other Income, Settlement Agreement

As stated above, on March 12, 2009, the Seller Parties and the Crown Parties entered into a termination and settlement agreement, whereby the parties agreed to (a) terminate an earlier purchase agreement pursuant to which the Crown Parties were to purchase all of the membership units of CCR from the Seller Parties, and (b) settle and release all possible claims among the parties related to the earlier purchase agreement.  In connection with the termination of the purchase agreement and the settlement of claims, the Crown Parties paid to the Seller Parties $50 million, of which the Company and CCR’s 58%-member received $21 million and $29 million, respectively.  Additionally, CCR incurred legal expenses on behalf of its members of approximately $2.9 million ($1.2 million to the Company) in connection with the termination of the earlier purchase agreement.  The $1.2 million is included in these financial statements as a distribution received from CCR and related professional fees in like amount.

NOTE 6—Financial Instruments

Except for cash and equivalents, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.  Cash equivalents consist of money market funds.

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

All of the Company’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of the Company’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  VoteCo and InvestCo are affiliates of Oaktree.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company, less than 0.00015%, and its total equity contributions are limited to $100.

Background

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in CCR, and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement

(the “Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.   The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement,” as described below, remains unaffected.

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

Operations Analysis.

Results of Operation

Material variables and factors effecting the Company’s income before income taxes for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 follows:

•                  CCR’s net income increased approximately $3.6 million for the three months ended June 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This increase resulted in a $1.5 million increase in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

Material variables and factors effecting the Company’s income before income taxes for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 follows:

•                  In March 2009, the Company received a payment of $21 million from the Crown Parties as its share of the settlement payment in connection with the termination of the Original Purchase Agreement as discussed above.

•                  CCR’s net income decreased by approximately $8.4 million for the six months ended June 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $3.5 million decrease in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

The Company’s provision for income tax benefits does not bear an expected relationship with its income before income tax benefits because of material nonrecurring transactions, including some that flow-through and are taxable to the Company’s members.  In addition, material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR and not the Company because management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  See Note 3 to the consolidated financial statements for additional details.

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and six months ended June 30, 2009 and 2008 are as follows:

•                  CCR’s consolidated revenues for the three and six months ended June 30, 2009, increased approximately 23% and 18.4%, respectively, over the comparable prior year periods.  For the three and six months ended June 30, 2009, revenues at The Meadows increased 24.6% and 18.5%, respectively, compared to the same periods of the prior year, primarily due to the opening of the permanent casino facility on April 15, 2009.  The Eastside Cannery opened in August 2008 and its revenues for the three and six months ended June 30, 2009 were $16.8 million and $31.6 million.  The Rampart Casino’s revenues for the three and six months ended June 30, 2009, decreased approximately 12.9% and 13.3%, respectively, primarily due to the weakness in the Las Vegas economy resulting in less customer spending per visit.  Due to this reason, as well as construction on I-15 and the opening of a new competitor in November 2008, The Cannery’s revenues for the three and six months ended June 30, 2009 also decreased approximately 18.9% and 18.2%, respectively compared to the same periods of the prior year.

•                  CCR’s consolidated net income for the three months ended June 30, 2009, increased approximately $8.8 million over the comparable prior year period, as other income (net) increased $18 million, offset by a decrease in income from operations of $10.8 million.  The $18 million increase in other income (net) was the result of a $20 million non recurring gain related to reimbursement of various project costs at The Meadows, offset by an increase in interest expense.  The decrease in income from operations was primarily the result of increased depreciation expense ($8.9 million) associated with the opening of the Eastside Cannery and the permanent casino at The Meadows and decreased margins primarily in the Las Vegas casinos caused by less customer spending per visit.

•                  CCR’s consolidated net income for the six months ended June 30, 2009 decreased approximately $7.5 million from the comparable prior year period as a result of increased depreciation expense ($14 million) related to the opening of the Eastside Cannery and the permanent casino at The Meadows, a $20 million non recurring gain related to the reimbursement of various project costs at The Meadows, $9.1 million in settlement costs associated with the termination of the Original Purchase Agreement, a $0.9 million decrease in interest income, and decreased margins primarily in the Las Vegas casinos caused by less customer spending per visit.

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

As noted above, the Company received $21 million in March 2009 in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  As a result, subject to the economic risks and uncertainties discussed in the foregoing paragraph, management believes the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.  Moreover, the Company has no current investment or financing plans.

Off Balance Sheet Arrangements

Credit Agreements.

On May 18 2007, CCR entered into the Credit Agreement.  Portions of the proceeds were used to retire existing debt, including the then-existing $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the Commission on May 24, 2007.

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

As of April 15, 2009, the Company was no longer conditionally committed in certain limited circumstances previously disclosed to make an additional equity investment in CCR’s subsidiary, PA Meadows.

In May 2009, Millennium and the Company, through AcquisitionCo, made additional equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations as more fully explained in the following paragraph. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply. Similarly, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of rate swap agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

The realization of substantially all of the Company’s assets is dependent upon an eventual sale of its investment in the unconsolidated investees at a price sufficient to realize the carrying value of the Company’s assets.  Further, based in part on prior transactions with the Crown Parties, management believes, despite the current economic conditions, that the estimated fair value of the Company’s investment in unconsolidated investees exceeds the carrying value of its investment and all other assets by a substantial amount such that any risk of not realizing the carrying values and having a material impact on the Company’s financial condition or results of operation is remote.  Additionally, it is management’s opinion that the eventual sale of the Company’s appreciated investment in unconsolidated investees makes realization of its deferred tax assets more likely than not.

The Company has elected to continue to use the equity method of accounting for its investment in CCR and NP Land rather than the fair value option available under Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

Recently Issued Accounting Pronouncements.

In July 2009, the FASB issued SFAS 168, FASB Accounting Standards Codification (“SFAS 168”), as the single source of authoritative non-governmental U.S. generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded by the codification. All other accounting literature not included in the codification is non-authoritative. The implementation of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires additional disclosures about fair value of financial instruments for interim reporting periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

OCM HOLDCO, LLC
Registrant

Date: August 14, 2009	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 14, 2009	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager