Form 10-Q
period 2009-09-30
OCM HoldCo, LLC
filed 2009-11-16
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$36,826,644	$729,584
Deferred tax assets	311,000
	37,137,644	729,584

Other assets
Investment in Cannery Casino Resorts, LLC	105,496,559	121,706,019
Investment in NP Land, LLC	6,050,205	5,553,450
Gaming and related licenses	805,698	805,698
Deferred tax assets	9,013,545	6,292,921
	$158,503,651	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $15,776 and $53,276 to a related party	$93,507	$90,405
Deferred tax liabilities		311,000
	93,507	401,405

Members’ equity	158,410,144	134,686,267
	$158,503,651	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Income:
Interest income	$929	$3,468	$1,995	$14,575
Equity in earnings (loss) of unconsolidated investees	(3,074,674)	867,200	(1,123,971)	6,097,607
Other income, settlement agreement			21,000,000
	(3,073,745)	870,668	19,878,024	6,112,182

Costs and expenses:
Professional fees	111,687	54,026	1,490,976	209,813
Administrative fees and other expenses	13,270	13,526	41,275	43,553
	124,957	67,552	1,532,251	253,366

Income (loss) before income tax (benefit)	(3,198,702)	803,116	18,345,773	5,858,816

Income taxes (benefit)	217,043	(1,010,000)	(4,055,043)	(1,556,000)

Net income (loss)	$(2,981,659)	$1,813,116	$22,400,816	$7,414,816

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings
2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	22,400,816		22,400,816
Equity in other comprehensive income of unconsolidated investee, net of income taxes:
Unrealized loss on investments	46,412	46,412
Unrealized loss on rate swap agreements	1,276,649	1,276,649

Balances, end of period	$158,410,144	$(1,372,926)	$159,783,070

2008
Balances, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	7,414,816		7,414,816
Equity in other comprehensive income of unconsolidated investee, rate swap agreements	648,295	648,295

Balances, end of period	$137,473,182	$(1,469,952)	$138,943,134

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Operating activities
Net income	$22,400,816	$7,414,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (loss) of unconsolidated investees	1,123,971	(6,097,608)
Deferred income taxes	(4,055,043)	(1,556,000)
Other		475
Increase (decrease) in accounts payable and accrued expenses	3,102	52,886
Net cash provided by (used in) operating activities	19,472,846	(185,431)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(10,794,000)	—
Distributions received from Cannery Casino Resorts, LLC	27,418,214	—
Net cash provided by investing activities	16,624,214	—

Net increase (decrease) in cash and equivalents	36,097,060	(185,431)
Cash and equivalents, beginning of period	729,584	1,012,906

Cash and equivalents, end of period	$36,826,644	$827,475

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2009 and December 31, 2008, and for the three and nine month periods ended September 30, 2009 and 2008, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Management has evaluated the consolidated financial statements for subsequent events that would require recognition or disclosure in the consolidated financial statements through November 16, 2009, which was the date these consolidated financial statements were issued and the Form 10-Q was filed with the Commission.

All of OCM’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of OCM’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  The rights of the Class A Units and Class B Units are substantially identical with the exception that the Class B Units are not entitled to any management or voting rights with respect to the Company, except as provided by applicable law.  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred, convertible, or redeemable features.  In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company, less than 0.00015%, and its total equity contributions are limited to $100.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification™ (the “Codification”). The Codification did not change U.S. generally accepted accounting principles (“GAAP”) but merely reorganizes the literature and the way it is referenced. Accordingly, it did not have an effect on the Company’s consolidated results.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009 from which the balance sheet information as of December 31, 2008 was derived.

NOTE 2—Selected consolidated operating information for unconsolidated investees

Selected unaudited consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$134,209,957	$117,871,898	$389,226,200	$333,190,115

Income from operations	$2,167,636	$13,637,601	$17,338,099	$46,378,609

Net income (loss)	$(7,695,282)	$1,686,717	$(3,858,869)	$13,668,027

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the nine months ended September 30, 2009 and 2008, was approximately $1,490,000 and $1,071,000, respectively. Operating expenses were not material.

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

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

Management believes it is likely that the undistributed earnings from these tax-paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because OCM has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to OCM’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members.  OCM also realized substantial income related to a settlement agreement that also flows through to its members.  Because of these circumstances, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually, following the likely economic recovery (Note 4), selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize the related deferred tax assets.

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually, following the likely economic recovery (Note 4), selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize the related deferred tax assets.

NOTE 4—Contingencies

The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war.  All of these factors are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

The Company often carries cash and equivalents on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations has been increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

In March and May 2009, the Company, through a wholly-owned subsidiary, made equity contributions ($5,586,000 and $5,208,000, respectively) to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  Additional equity contributions may be necessary during the fourth quarter of 2009, either in connection with maintaining compliance with CCR’s existing debt covenants or in connection with possible loan modification.  Management believes, although there is no assurance, that the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.

On March 12, 2009, in connection with the termination and settlement of an earlier agreement among the parties (Note 5), the Company and its investees and other affiliates (collectively, the “Seller Parties”) entered into an Option Agreement (the “Option Agreement”) with an Australian company, Crown Limited, and certain of its affiliates (collectively the “Crown Parties”). The Option Agreement grants the Crown Parties the option to purchase all of the direct and indirect interests of the original equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement described elsewhere in this filing.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated thereby, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price as defined below), subject to adjustment pursuant to the terms and conditions of the Option Agreement.

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

NOTE 6—Financial Instruments

Except for cash and equivalents, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.  Cash equivalents consist of money market accounts.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The Company’s activities consist solely of holding substantial noncontrolling equity interest in gaming enterprises and related assets, its principal asset.

Background

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

Operations Analysis.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 follows:

•                  CCR’s net income decreased approximately $9.3 million for the three months ended September 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $3.9 million decrease in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

Material variables and factors affecting the Company’s income before income taxes for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 follows:

•                  In March 2009, the Company received a payment of $21 million from the Crown Parties as its share of the settlement payment in connection with the termination of the Original Purchase Agreement as discussed above.

•                  CCR’s net income decreased by approximately $17.5 million for the nine months ended September 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $7.2 million decrease in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

The Company’s provision for income tax benefits for both periods does not bear an expected relationship with its income before income tax benefits because of material nonrecurring transactions, including some that flow-through and are taxable to the Company’s members.  In addition, material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR .  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  See Note 3 to the consolidated financial statements for additional details.

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’

future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and nine months ended September 30, 2009 and 2008 are as follows:

•                  CCR’s consolidated revenues for the three and nine months ended September 30, 2009, increased approximately 13.9% and 16.9%, respectively, over the comparable prior year periods.  For the three and nine months ended September 30, 2009, revenues at The Meadows increased 20.3% and 19.2%, respectively, compared to the same periods of the prior year, primarily due to the opening of the permanent casino facility on April 15, 2009. The Eastside Cannery opened on August 28, 2008, and its revenues for the three and nine months ended September 30, 2009 increased $7.7 million and $39.3 million, respectively, over the comparable prior year periods.  On September 1, 2009, The Meadows assumed the on-and-off track racing operations that were previously performed by a wholly-owned subsidiary of Magna Entertainment Corp. under that certain Racing Services Agreement dated July 26, 2006.  The on-and-off track racing operations contributed $2.1 million in revenues during September 2009. The Rampart Casino’s revenues for the three and nine months ended September 30, 2009, decreased approximately 15.3% and 13.9%, respectively, compared to the same periods of the prior year, primarily due to the weakness in the Las Vegas economy resulting in less customer spending per visit.  Due to this reason, as well as construction on I-15 and the opening of a new competitor in November 2008, The Cannery’s revenues for the three and nine months ended September 30, 2009 also decreased approximately 15.1% and 17.2%, respectively, compared to the same periods of the prior year.

•                  Net income declined $9.4 and $17.5 million for the three and nine months ended September 30, 2009, compared to the same periods of the prior year, primarily because of increased selling, general, and administrative expenses associated with the addition of the Eastside Cannery in August 2008, and depreciation and amortization expense associated with the Eastside Cannery and the opening of the permanent facility at The Meadows in April 2009, offset by reductions in pre-opening expenses of $4.3 and $7.5 million and, for the nine month comparison, net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements of approximately $11.0 million.

Liquidity and Capital Resources

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war.  All of these factors are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

As noted above, the Company received $21 million in March 2009 in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  The Company from time to time has also made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants (approximately $10.8 million through May 2009).  Additional equity contributions may be necessary during the fourth quarter of 2009, either in connection with maintaining compliance with CCR’s existing debt covenants or in connection with possible loan modificatios.  As a result, subject to the economic risks and uncertainties discussed in the foregoing paragraph, management believes the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.  Moreover, the Company has no current investment or other financing plans.

Off Balance Sheet Arrangements

Credit Agreements.

In 2007, CCR entered into the Credit Agreement.  For more information about the syndicated credit facilities, see the Company’s periodic filing on Form 8-K filed with the Commission on May 24, 2007.

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

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations as more fully explained in the following paragraph. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply except for carrying its investments in unconsolidated investees on the equity method of accounting rather than the fair value option.. Similarly, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of rate swap agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

The realization of substantially all of the Company’s assets is dependent upon an eventual sale of its investment in the unconsolidated investees following a likely economic recovery at a price sufficient to realize the carrying value of the Company’s assets.  Further, based in part on prior transactions with the Crown Parties, management believes, despite the current economic conditions, that the estimated fair value of the Company’s investment in unconsolidated investees exceeds the carrying value of its investment and all other assets by a substantial amount such that any risk of not realizing the carrying values and having a material impact on the Company’s financial condition or results of operation is remote.  Additionally, it is management’s opinion that the eventual sale of the Company’s appreciated investment in unconsolidated investees makes realization of its deferred tax assets more likely than not.

Recently Issued Accounting Pronouncements.

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

OCM HOLDCO, LLC
Registrant

Date: November 16, 2009	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: November 16, 2009	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager