Form 10-Q/A
period 2009-06-30
OCM HoldCo, LLC
filed 2010-04-15
CIK 1353741

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Filing”).

Subsequent to the issuance of our Original Filing, we determined that during the second quarter of 2009 our unconsolidated investee, Cannery Casino Resorts, LLC (“CCR”), elected to abandon a portion of CCR’s temporary casino facilities at The Meadows incurring a non-recurring non-cash loss, which has the effect of decreasing the Registrant’s equity in the earnings of CCR in that quarter.  As a result, the Balance Sheet, Income Statement and Statements of Cash Flows in the Original Filing should no longer be relied upon.

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  However, for the convenience of the reader, this Amendment includes the entirety of the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. In addition, in connection with the filing of this Amendment pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto.  Our reassessment of the Evaluation of Disclosure Controls and Procedures as a result of this restatement is reflected in Item 4, with no change to our conclusion of effectiveness.

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009
	(Unaudited)	December 31,
	(Restated)	2008
ASSETS
Current assets:
Cash and equivalents	$36,896,530	$729,584
Deferred tax assets	123,000	—
	37,019,530	729,584

Other assets
Investment in Cannery Casino Resorts, LLC	103,021,263	121,706,019
Investment in NP Land, LLC	5,892,859	5,553,450
Gaming and related licenses	805,698	805,698
Deferred tax assets	9,218,064	6,292,921
	$155,957,414	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $3,276 and $53,276 to a related party	$39,364	$90,405
Deferred tax liabilities	—	311,000
	39,364	401,405

Members’ equity	155,918,050	134,686,267
	$155,957,414	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(Restated)		(Restated)
Income:
Interest income	$710	$3,972	$1,066	$11,107
Equity in earnings (loss) of unconsolidated investees	1,291,726	2,914,050	(3,089,297)	5,230,407
Other income, settlement agreement	—	—	21,000,000	—
	1,292,436	2,918,022	17,911,769	5,241,514

Costs and expenses:
Professional fees	64,389	37,686	1,379,289	155,787
Administrative fees and other expenses	13,984	16,977	28,005	30,027
	78,373	54,663	1,407,294	185,814

Income before income tax benefit	1,214,063	2,863,359	16,504,475	5,055,700

Income tax benefit	2,004,640	300,000	3,838,000	546,000

Net income	$3,218,703	$3,163,359	$20,342,475	$5,601,700

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings
2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	20,342,475	—	20,342,475
Equity in other comprehensive income of unconsolidated investee, net of income taxes:
Unrealized loss on investments	94,947	94,947	—
Unrealized loss on rate swap agreements	794,361	794,361	—

Balances, end of period (Restated)	$155,918,050	$(1,806,679)	$157,724,729

2008
Balances, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	5,601,700	—	5,601,700
Equity in other comprehensive income of unconsolidated investee, rate swap agreements	376,647	376,647	—

Balances, end of period	$135,388,418	$(1,741,600)	$137,130,018

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	2009
	(Restated)	2008
Operating activities
Net income	$20,342,475	$5,601,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated investees	3,089,297	(5,230,407)
Deferred income taxes	(3,838,000)	(546,000)
Increase (decrease) in accounts payable and accrued expenses	(51,040)	5,474
Net cash provided by (used in) operating activities	19,542,732	(169,233)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(10,794,000)	—
Distributions received from Cannery Casino Resorts, LLC	27,418,214	—
Net cash provided by investing activities	16,624,214	—

Net increase (decrease) in cash and equivalents	36,166,946	(169,233)
Cash and equivalents, beginning of period	729,584	1,012,906

Cash and equivalents, end of period	$36,896,530	$843,673

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

NOTE 2— Restatement

The accompanying consolidated financial statements have been restated for the following matter.  Subsequent to the issuance of our original filing on Form 10-Q for the second quarter of 2009, we determined that, during the second quarter of 2009, our unconsolidated investee, Cannery Casino Resorts, LLC (“CCR”), elected to abandon a portion of CCR’s temporary casino facilities at The Meadows incurring a non-recurring non-cash loss, which has the effect of decreasing the Company’s equity in the earnings of CCR by $5,040,000 in that quarter and for the six months ended June 30, 2009, decreasing the Company’s investment in CCR and members’ equity by a like amount, with no effect on cash flows.  In addition, in accordance with Financial Accounting Standards Codification 740-270-30-12 and 13, the restatement resulting from this individually significant item also had no effect on the Company’s income tax provision for the periods presented.

NOTE 3—Selected consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries

Selected unaudited consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009 (Restated)	2008	2009 (Restated)	2008

Revenues	$138,170,554	$112,354,801	$255,016,239	$215,318,216

Income from operations	$(13,569,776)	$17,669,873	$(5,329,538)	$32,741,005

Net income	$2,667,336	$6,528,419	$(8,163,587)	$11,981,309

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the six months ended June 30, 2009 and 2008, was approximately $1,018,000 and $595,000, respectively.

NOTE 4—Income taxes

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

NOTE 5—Contingencies

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

On March 12, 2009, in connection with the termination and settlement of an earlier agreement among the parties (Note 6), the Company and its investees and other affiliates (collectively, the “Seller Parties”) entered into an Option Agreement (the “Option Agreement”) with an Australian company, Crown Limited, and certain of its affiliates (collectively the “Crown Parties”). The Option Agreement grants the Crown Parties the option to purchase all of the direct and indirect interests of the original equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement described elsewhere in this filing.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated thereby, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price as defined below), subject to adjustment upon the terms and conditions of the Option Agreement.

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

NOTE 6—Other Income, Settlement Agreement

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

NOTE 7—Financial Instruments

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

Operations Analysis.

Results of Operation

Material variables and factors effecting the Company’s income before income taxes for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 follows:

•                  CCR’s net income decreased approximately $3.9 million for the three months ended June 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $1.6 million decrease in equity in earnings of unconsolidated investees (restated).

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

•                  CCR’s net income decreased by approximately $20.1 million for the six months ended June 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $8.4 million decrease in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

The Company’s provision for income tax benefits does not bear an expected relationship with its income before income tax benefits because of material nonrecurring transactions, including some that flow-through and are taxable to the Company’s members.  In addition, material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR and not the Company because management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  See Note 4 to the consolidated financial statements for additional details.

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and six months ended June 30, 2009 and 2008 are restated as follows:

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

•                  CCR’s consolidated net income for the three months ended June 30, 2009, decreased approximately $3.9 million over the comparable prior year period, as other income (net) increased $18 million and income tax expense decreased $9.4 million, offset by a decrease in income from operations of $31.2 million.  The $18 million increase in other income (net) was the result of a $20 million non recurring gain related to reimbursement of various project costs at The Meadows, offset by an increase in interest expense.  The decrease in income from operations was primarily the result of approximate $20.5 million partial abandonment of the temporary facility at the Meadows and increased depreciation expense ($8.9 million) associated with the opening of the Eastside Cannery and the permanent casino at The Meadows, loss on abandonment of the temporary casino at the Meadows ($20.5 million), and decreased margins primarily in the Las Vegas casinos caused by less customer spending per visit.

•                  CCR’s consolidated net income for the six months ended June 30, 2009 decreased approximately $20.1 million from the comparable prior year period as a result of approximate $20.5 million partial abandonment of the temporary facility at the Meadows and increased depreciation expense ($14 million) related to the opening of the Eastside Cannery and the permanent casino at The Meadows, offset by net gains associated with the termination of the Original Purchase Agreement and investment banking agreement of $11.0 million and decrease in income tax expense of $7.5 million.

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

Subsequent to the filing of the Form 10-Q and in preparation for the filing of the Form 10-K, the Company became aware that during the second quarter of 2009 its unconsolidated investee, Cannery Casino Resorts, LLC (“CCR”) elected to abandon a portion of CCR’s temporary casino facilities at The Meadows incurring a non-recurring non-cash loss, which had the effect of decreasing the Registrant’s equity in the earnings of CCR in that quarter.

We do not have control over our equity method investee or the investee’s financial reporting.  Per Question No. 2 of “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (revised September 24, 2007), we understand that “the accounts of an equity method investee are not consolidated on a line-by-line basis in the financial statements of the investor, and as such, controls over the recording of transactions into the investee’s accounts are not part of the registrant’s internal control structure.”  While we further understand that we must have controls over such things as the selection of accounting methods for our investments, the recognition of equity method earnings and losses (as reported to us by our investee) and other matters affecting our investment account balance, we lack control over the investee’s financial reporting functions.  However, we believe we have even more safeguards in place than may be reasonably required by interpreting FAQ No. 2.

For example, even recognizing that the error occurred at the investee account level and that we do not have control over the financial reporting functions of the investee, we have implemented the following additional safeguards that we believe are appropriate in the circumstances including:

•              A representative of our management has been assigned to maintain frequent communication with the investee’s executive and financial management.  This representative reports directly to one of our managers who is also a member of the investee’s management committee.

•              The investee operates in the highly regulated gaming industry in Nevada and Pennsylvania and is required to have an annual financial statement audit.  We receive a copy of the annual audited financial statements.  This annual audit process of the investee by its independent audit firm in conjunction with our own annual audit by the same firm led to the discovery of the error.

•              We have requested and received permission from the investee for our auditors to perform certain inquiries and other limited procedures at the investee level in connection with our quarterly reviews, which procedures did not result in the discovery of subject error.

Following discovery of the error, we conducted extensive interviews of the investee’s management related to the circumstances giving rise to the error and have been informed and believe that the error resulted from human failures.  The prudent exercise of diligence and judgment is simply imperfect.  We have strongly encouraged management of the investee to take all necessary steps to prevent a future lapse.

Accordingly, based on the safeguards cited above, the restatement had no affect on our officers’ conclusions regarding the effectiveness of our reporting and disclosure controls.

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

OCM HOLDCO, LLC
Registrant

Date: April 14, 2010	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: April 14, 2010	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager