Form 10-Q/A
period 2009-09-30
OCM HoldCo, LLC
filed 2010-04-15
CIK 1353741

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”).

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

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  However, for the convenience of the reader, this Amendment includes the entirety of the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009. In addition, in connection with the filing of this Amendment pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto.  Our reassessment of the Evaluation of Disclosure Controls and Procedures as a result of this restatement is reflected in Item 4, with no change to our conclusion of effectiveness.

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009
	(Unaudited)	December 31,
	(Restated)	2008

ASSETS
Current assets:
Cash and equivalents	$36,826,644	$729,584
Deferred tax assets	311,000	—
	37,137,644	729,584

Other assets
Investment in Cannery Casino Resorts, LLC	100,456,559	121,706,019
Investment in NP Land, LLC	6,050,205	5,553,450
Gaming and related licenses	805,698	805,698
Deferred tax assets	9,013,545	6,292,921
	$153,463,651	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $15,776 and $53,276 to a related party	$93,507	$90,405
Deferred tax liabilities	—	311,000
	93,507	401,405

Members’ equity	153,370,144	134,686,267
	$153,463,651	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(Restated)		(Restated)
Income:
Interest income	$929	$3,468	$1,995	$14,575
Equity in (loss) earnings of unconsolidated investees	(3,074,674)	867,200	(6,163,971)	6,097,607
Other income, settlement agreement	—	—	21,000,000	—
	(3,073,745)	870,668	14,838,024	6,112,182

Costs and expenses:
Professional fees	111,687	54,026	1,490,976	209,813
Administrative fees and other expenses	13,270	13,526	41,275	43,553
	124,957	67,552	1,532,251	253,366

Income (loss) before income tax benefit	(3,198,702)	803,116	13,305,773	5,858,816

Income taxes benefit	217,043	1,010,000	4,055,043	1,556,000

Net income (loss)	$(2,981,659)	$1,813,116	$17,360,816	$7,414,816

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	17,360,816	—	17,360,816
Equity in other comprehensive income of unconsolidated investee, net of income taxes:
Unrealized loss on investments	46,412	46,412	—
Unrealized loss on rate swap agreements	1,276,649	1,276,649	—

Balances, end of period (Restated)	$153,370,144	$(1,372,926)	$154,743,070

2008
Balances, beginning of period	$129,410,071	$(2,118,247)	$131,528,318
Net income	7,414,816	—	7,414,816
Equity in other comprehensive income of unconsolidated investee, rate swap agreements	648,295	648,295	—

Balances, end of period	$137,473,182	$(1,469,952)	$138,943,134

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	2009
	(Restated)	2008

Operating activities
Net income	$17,360,816	$7,414,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated investees	6,163,971	(6,097,608)
Deferred income taxes	(4,055,043)	(1,556,000)
Other	—	475
Increase (decrease) in accounts payable and accrued expenses	3,102	52,886
Net cash provided by (used in) operating activities	19,472,846	(185,431)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(10,794,000)	—
Distributions received from Cannery Casino Resorts, LLC	27,418,214	—
Net cash provided by investing activities	16,624,214	—

Net increase (decrease) in cash and equivalents	36,097,060	(185,431)
Cash and equivalents, beginning of period	729,584	1,012,906

Cash and equivalents, end of period	$36,826,644	$827,475

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

NOTE 2— Restatement

The accompanying consolidated financial statements have been restated for the following matter.  Subsequent to the issuance of our original filing on Form 10-Q for the third quarter of 2009, we determined that, during the second quarter of 2009, our unconsolidated investee, Cannery Casino Resorts, LLC (“CCR”), elected to abandon a portion of CCR’s temporary casino facilities at The Meadows incurring a non-recurring non-cash loss, which has the effect of decreasing the Company’s equity in the earnings of CCR by $5,040,000 in that quarter and for the nine months ended September 30, 2009, decreasing the Company’s investment in CCR and members’ equity by a like amount, with no effect on cash flows.  In addition, in accordance with Financial Accounting Standards Codification 740-270-30-12 and 13, the restatement resulting from this individually significant item also had no effect on the Company’s income tax provision for the periods presented.

NOTE 3—Selected consolidated operating information for unconsolidated investees

Selected unaudited consolidated operating information for Cannery Casino Resorts, LLC and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009 (Restated)	2008	2009 (Restated)	2008

Revenues	$134,209,957	$117,871,898	$389,226,200	$333,190,115

Income (loss) from operations	$2,167,636	$13,637,601	$(3,161,901)	$46,378,609

Net income (loss)	$(7,695,282)	$1,686,717	$(15,858,869)	$13,668,027

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the nine months ended September 30, 2009 and 2008, was approximately $1,490,000 and $1,071,000, respectively. Operating expenses were not material.

NOTE 4—Income taxes

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

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually, following the likely economic recovery (Note 5), selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize the related deferred tax assets.

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually, following the likely economic recovery (Note 5), selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize the related deferred tax assets.

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

NOTE 6—Other Income, Settlement Agreement

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

Operations Analysis.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 follows:

•                  CCR’s net income decreased approximately $9.4 million for the three months ended September 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $3.9 million decrease in equity in earnings of unconsolidated investees (restated).

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

•                  CCR’s net income decreased by approximately $29.5 million for the nine months ended September 30, 2009 compared to the same period for the prior year, as discussed in the operational highlights for CCR below.  This decrease resulted in a $12.4 million decrease in equity in earnings of unconsolidated investees.

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

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’

future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and nine months ended September 30, 2009 and 2008 are restated as follows:

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

•                  Net income declined $9.4 million for the three months period ended September 30, 2009, compared to the same period of the prior year.  The decrease for the three month period is primarily because of increased selling, general, and administrative expenses associated with the addition of the Eastside Cannery in August 2008, and depreciation and amortization expense associated with the Eastside Cannery and the opening of the permanent facility at The Meadows in April 2009, offset by reductions in pre-opening expenses of $4.3 million.

•                  Net income declined $29.5 million for the nine months ended September 30, 2009 primarily due to approximate $20.5 million partial abandonment of the temporary facility at the Meadows and increased selling, general, and administrative expenses associated with the addition of the Eastside Cannery in August 2008, depreciation and amortization expense associated with the Eastside Cannery and the opening of the permanent facility at The Meadows in April 2009 off set by reductions in pre opening expense of $7.5 million, decrease income tax expense of $9.7 million, and net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements of approximately $11.0 million.

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

As noted above, the Company received $21 million in March 2009 in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  The Company from time to time has also made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants (approximately $10.8 million through May 2009).  Additional equity contributions may be necessary during the fourth quarter of 2009, either in connection with maintaining compliance with CCR’s existing debt covenants or in connection with possible loan modifications.  As a result, subject to the economic risks and uncertainties discussed in the foregoing paragraph, management believes the Company has sufficient liquidity to meet its capital resource needs for the foreseeable future.  Moreover, the Company has no current investment or other financing plans.

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