Form 10-K
period 2009-12-31
OCM HoldCo, LLC
filed 2010-04-15
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-52042

OCM HOLDCO, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3673772
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

333 South Grand Avenue, 28th Floor, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 31, 2010, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% interest in the Series 1A Units of Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.   The Company and Blocker are also parties to an Option to Purchase dated January 5, 2006 as corrected on March 17, 2006 (the “Blocker Option Agreement”), whereby the Company has the option to purchase all of the issued and outstanding units of AcquisitionCo from Blocker.  GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.  In March 2010, the Company, through AcquisitionCo, acquired a 62-1/6% interest in CCR’s Series C Preferred Units.

The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•                  owns and operates a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania;

•                  operates the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of northwest Las Vegas; and

•                  operates the Eastside Cannery Casino and Hotel (the “Eastside Cannery”).

Ownership of the Company

All of the Company’s issued and outstanding voting equity, the Class A Membership Units, are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of the Company’s issued and outstanding non-voting equity, the Class B Membership Units, are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned equally by seven individuals, six of whom are principals of Oaktree and one of whom is a managing director of Oaktree (collectively, the “VoteCo Equityholders”). The rights of the Class A Units and the Class B Units are substantially identical with the exception that the Class B Units are not entitled to any management or voting rights with respect to the Company, except as provided by applicable law.  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred convertible or redeemable features. In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania. VoteCo has a de minimus economic interest in the Company, less than 0.00015%, and its total equity contributions are limited to $100. InvestCo is owned principally by the Oaktree Funds, which hold all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Membership Units or Class B Membership Units.

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

VoteCo, InvestCo, the Company and each of the Company’s wholly-owned subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2009, Oaktree managed approximately $73 billion in assets across a wide range of investment strategies, including high yield and convertible bonds, distressed debt, specialized private equity (including power infrastructure), senior loans, real estate, emerging market and Japanese equities and mezzanine finance.  Since its founding in

1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angles, the firm today has approximately 600 employees and offices in 14 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

Business Developments

On March 3, 2010, CCR entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc. (a subsidiary of CCR), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “First Lien Amendment”), which amends that certain First Lien Credit Agreement, dated as of May 18, 2007, by and among CCR, Bank of America, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, and the other parties thereto (the “First Lien Credit Agreement”).  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement.

Also on March 3, 2010, in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among Crown Limited, an Australian company (“Parent”), Crown CCR Group Investments One, LLC, a Delaware limited liability company and a subsidiary of Parent (“Crown One”), Crown CCR Group Investments Two, LLC, a Delaware limited liability company and a subsidiary of Parent (“Crown Two”, and together with Parent and Crown Two, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and OCM AcquisitionCo, LLC, a Delaware limited liability company and a subsidiary of the Company (“AcquisitionCo”), and CCR, CCR sold (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in the Revised Operating Agreement.

In connection with the First Lien Amendment and the issuance of the Series C Preferred Units described below, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units”.  The Series C Preferred Units (i) are non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.

The foregoing summaries of the First Lien Amendment, the Revised Operating Agreement and the Series C Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the First Lien Amendment, the Revised Operating Agreement and the Series C Purchase Agreement, copies of which were filed as Exhibit 10.34, Exhibit 10.35 and Exhibit 10.36, respectively, to the Current Report on Form 8-K filed with the Commission on March 9, 2010.

2009 Highlights

On March 12, 2009, the Company entered into the agreements outlined below in connection with the termination of that certain Purchase Agreement by and between the Crown Parties, the Company, Millennium (Millennium and the Company, collectively, the “Original Equityholders”), and CCR (collectively, CCR with Millennium and the Company,  the “Seller Parties”), dated as of December 11, 2007 (as thereafter amended, the “Original Purchase Agreement”), pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the issued and outstanding equity interests of CCR (the “CCR Units”) from the Original Equityholders and rights in an option agreement.

On March 12, 2009, the Seller Parties and the Crown Parties entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”), whereby the parties agreed to (a) terminate the Original Purchase Agreement (see 2007 Highlights below), and (b) settle and release claims among the parties to the Original Purchase Agreement relating to the Original Purchase Agreement, and in connection therewith, Crown One and Crown Two (collectively, the “Purchasers”), paid the Original Equityholders a cash payment of $50 million, of which the Company received $21 million.

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement  (the “Series B Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Series B Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.   The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement,” as described below, remains unaffected.

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

With construction completed in April 2009, PA Meadows, LLC, a  Delaware limited liability company and wholly-subsidiary of CCR (“PA Meadows”), opened an approximately 350,000 square-foot permanent casino that replaced the 82,000 square foot temporary casino.  The permanent facility includes 8 restaurants and boutique style bowling alley and nightclub. In addition, the permanent casino houses approximately 3,700 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

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

2008 Highlights

On February 29, 2008, the Nevada Palace, located on the Boulder Strip in east Las Vegas, ceased operations as planned in connection with the construction of the Eastside Cannery.  The Eastside Cannery opened on August 28, 2008, on the former site of the Nevada Palace.  Its amenities include a 16-story hotel, with more than 300 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool, and approximately 65,000 square feet of gaming space, with approximately 1,980 slot machines, 21 table games, a bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants and four bars, the One Six Sky Lounge and an approximately 20,000 square foot ballroom/meeting place.

2007 Highlights

On December 11, 2007, the Company entered into the Original Purchase Agreement pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, the CCR Units from the Original Equityholders.

Under the terms of the Original Purchase Agreement, (a) Crown One had agreed to purchase from Millennium, all of Millennium’s CCR Units, (b) Crown Two had agreed to purchase from the Company, all of the Company’s interest in Blocker, and (c) Crown One had agreed to purchase from the Company, all of the Company’s right, title and interest in the Blocker Option Agreement, and the aggregate purchase price that would have been payable by the Crown Parties to the Original Equityholders was approximately $1.75 billion in cash, less outstanding debt and other adjustments.  The Original Purchase Agreement also provided that the Crown Parties would have been indemnified for damages resulting from breaches of Sellers’ representations, warranties and covenants, certain tax liabilities and other matters.  The sum of $25 million of the purchase price was to have been placed in escrow for three years after the closing date as the exclusive source, subject to certain exceptions, for satisfaction of such damages as to which claims are made.

Employees

The Company has no employees, other than its two managers, Messrs. Kaplan and Beck, who receive no compensation from the Company for their services.

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a casino and the on-and-off track racing operations.  In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which ceased operation on February 29, 2008 as planned in connection with the construction of the Eastside Cannery, which replaced the Nevada Palace and opened on August 28, 2008. The Cannery, the Rampart Casino and the Eastside Cannery are currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”).  MMG II is 95% owned by William Paulos and William Wortman.  Messrs. Paulos and Wortman, through Millennium, own the remaining 58% of the Series A1 Units of CCR and Mr. Wortman also owns the remaining  66-2/3% of the equity interests in NP Land, the entity that owns the primary site upon which the Eastside Cannery is located.

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  The proceeds were used primarily to retire existing debt, including the then-existing $250 million credit facility.  The remainder of the proceeds from the borrowing were used to partially fund the construction of the permanent casino facility at The Meadows and the Eastside Cannery.  The first lien facility was amended by the First Lien Amendment on March 3, 2010.

For more information about the syndicated credit facilities and the First Lien Amendment, see the Company’s current reports on Form 8-K filed with the SEC on May 24, 2007 and March 9, 2010, respectively.

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and, in 2006, completed a $40 million expansion project.  Currently, The Cannery features approximately 72,000 square feet of casino space, including 1,961 slot/video poker machines, 20 table games, an 11 table poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 201 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Rampart Casino

In December 2002, CCR, through a subsidiary, commenced operations at the Rampart Casino under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc., a Nevada corporation (“Hotspur”).

The Rampart Casino is situated within the JW Marriott Las Vegas Resort, Spa & Golf at the Resort at Summerlin, located in the Summerlin area of northwest Las Vegas. The Rampart Casino’s facilities consist of approximately 50,000 square feet of casino space, approximately 1,230 slot machines, 22 table games, a race and sports book, six restaurants, a bar and three lounges. The JW Marriott Las Vegas Resort is located on over 50 acres of land and consists of a hotel with over 500 guest rooms and suites, a spa, and several restaurants.

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.  The Eastside Cannery replaced the Nevada Palace and opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to The Cannery, with more than 300 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool complete with cabanas on the property.   The Eastside Cannery’s casino offers guests approximately 65,000 square feet of gaming space, with approximately 1,980 slot machines, 21 table games, a 450-seat bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, four bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

The primary assets of NP Land are approximately 22 acres of land, the primary site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR.

The Meadows

In 2006, CCR, through its indirect subsidiary, PA Meadows, acquired from Magna Entertainment Corp., a Delaware corporation (“MEC”), all of the capital stock of entities owning and operating The Meadows harness racetrack.  Concurrently with the acquisition, PA Meadows and its wholly-owned subsidiaries entered into a Racing Services Agreement, whereby a wholly-owned subsidiary of MEC (the “MEC Operator”) would continue to operate the on-and-off track racing operations at The Meadows for a minimum term of five years unless terminated earlier under certain circumstances. On September 1, 2009, the Racing Services Agreement was terminated and The Meadows assumed the on-and-off track racing operations that were previously provided by the MEC Operator.

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006. With construction completed in April 2009, PA Meadows opened an approximately 350,000 square-foot permanent casino that replaced an approximately 82,000 square foot temporary casino.  The permanent facility includes 8 restaurants and boutique style bowling alley and nightclub. In addition, the permanent casino houses approximately 3,700 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.  The Meadows is also the first casino in Pennsylvania to offer patrons with themed slot machines based on Keno, roulette and Monopoly.

In January 2010, the Pennsylvania Act was amended to permit table games at slot facilities in Pennsylvania after issuance of a table games certificate by the Pennsylvania Board.  In February 2010, The Meadows submitted its petition for approval of table games which the Pennsylvania Board is to act upon within sixty (60) days.  Assuming the approval of the Pennsylvania Board, The Meadows anticipates that table games will be operational in early July 2010.

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, have experienced considerable population growth over the past decade.  With an estimated population of 2 million, Clark County is Nevada’s largest county and the 15th largest county in the United States.   In 2008, Clark County’s population remained relatively unchanged and increased by approximately 1% in 2009.   The Cannery, the Rampart Casino and the Eastside Cannery are all located in Clark County.  CCR’s management believes that the Clark County’s population growth over the past decade has been driven, in part, by Clark County’s favorable business climate, tax structure and great weather.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2009, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.27 billion, representing a year-over-year decline of approximately 9.74% as compared to 2008.  Prior to the last two years, gaming revenues for the Las Vegas locals gaming market had experienced steady increases in conjunction with the growth of the Clark County population.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas increased from approximately $282 million in 2008 to approximately $286 million in 2009, an approximately 1.24% increase compared to 2008.  From 2007 to 2008, however, total win from nonrestricted gaming operations decreased approximately 6.72%, from $303 million in 2007 to $282 million in 2008.

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

The Boulder Strip Area

The Eastside Cannery is located, along the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations grow from approximately $792 million in 2004 to approximately $839 million in 2008.  In 2009, nonrestricted gaming operations were approximately $790 million, representing a decrease of 5.84% from the prior year.  Despite the recent decrease, CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Of the states in The Meadows casino’s greater market, only West Virginia has established slot machine gaming and recently added table games.  Slot machine gaming is relatively new to Pennsylvania.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 5 stand alone slot machine gaming facilities and 1 resort based slot machine facility.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open and 3 stand alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino and Sands Bethlehem are open.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  The closest stand alone facility is The Rivers Casino which opened in August 2009 and is approximately 25 miles from The Meadows.  Ohio currently does not have gaming, but Ohio voters recently passed a constitutional amendment to allow four stand alone casinos and lawmakers are considering legislation allowing video lottery terminals at racetrack facilities in Ohio.

Competition

The casino hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  Competition with the Company’s casino at The Meadows currently comes from racetrack-based casinos in West Virginia and from The Rivers Casino, located in Pittsburgh, Pennsylvania, which opened in August 2009. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

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

Las Vegas Locals Gaming Market

The Las Vegas locals gaming market is highly competitive. In addition to established casinos, CCR faces competition from smaller casinos, supermarkets, bars and convenience stores that offer gaming.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are The Rivers Casino in Pittsburgh, two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from The Meadows and opened in August, 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slots.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slots.  Both West Virginia facilities recently added table games and The Rivers Casinos recently petitioned the Pennsylvania Board for approval of table games.  It is anticipated that The Meadows and The Rivers Casino will commence table games operations in July 2010.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 5 stand alone slot machine gaming facilities and 1 resort based slot machine facility.  The 6 racetrack facilities are open and 3 stand alone slot machine gaming facility, Mt. Airy Casino Resort, The Rivers Casino and Sands Bethlehem, are open.  The closest in-state licensed facility to The Meadows is The Rivers Casino located in Pittsburgh, Pennsylvania and is approximately 25 miles from The Meadows.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.    In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing.  It is unknown when the Pennsylvania Board will reconsider the Valley View Downs license and if the facility will commence operations.  Also, the Pennsylvania Board allowed additional applicants to file for the remaining resort hotel slot machine license which allows for 500 slot machines at the facility or 600 slot machines if the facility also operates table games.  Nemacolin Woodlands Resort in Farmington, Pennsylvania applied for the remaining resort hotel slot machine license and is approximately 35 miles from The Meadows.  The license process is a competitive bidding process and there are at least two other applicants competing for this license.  Applicants have until April 7, 2010 to apply.  It is unknown when the Pennsylvania Board will award the remaining license.

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

Strong Management Team.

The day-to-day operations of CCR are managed by Messrs. Paulos and Wortman, each of whom has had significant gaming industry experience. Mr. Paulos previously served as President of Primadonna Resorts, Inc., which through subsidiaries owned and operated various casino-hotel properties, including Buffalo Bill’s, Whiskey Pete’s, the Primm Valley Inn and Resort, and New York-New York Casino Resort, where he also served on the board of directors. Mr. Paulos has served as Chief Operating Officer of Crown Casino Limited, where he was responsible for the construction and opening of its casino in Melbourne, Australia, and as Senior Vice President of Circus Circus Enterprises, Inc., where he had primary responsibility for the development of the Excalibur and Luxor casinos. Mr. Wortman previously served as Chairman and Chief Executive Officer of Palace Casinos, Inc. In addition to Nevada Palace, he previously owned and operated the Fallon Nugget and Bonanza Inn in Fallon, Nevada and Renata’s/Sunset Lanes in Henderson, Nevada. Mr. Wortman held various senior positions at Caesars Palace Las Vegas, including Treasurer, Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations, and served as President and Chief Operating Officer of Caesars Tahoe.

Targeted Customer Base.

CCR’s operating strategy aims to attract and retain customers primarily from the locals market through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations.  CCR’s primary customers are located within a five-mile radius of its casinos, and CCR focuses its marketing efforts on those patrons.

High-Value Customer Experience.

In order to provide a high-value gaming experience, CCR focuses on slot and video poker machine play with higher-than-average payout. CCR management believes that by offering a wide variety of high quality slot and video poker games, its casinos attract locals and repeat visitors.  CCR management is committed to providing a high-value entertainment experience through restaurant, hotel and other non-gaming amenities at reasonable prices to attract patrons.

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

Operating Efficiencies.

By operating its Nevada casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies.  For example, The Cannery, the Eastside Cannery and the Rampart Casino participate in the same players club, which provides casino patrons with the opportunity to win points at either location and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts.  In addition, CCR realizes equipment cost savings from, among other things, identical player tracking systems in its casinos.  These player tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions.  Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2009, CCR and its subsidiaries had approximately 3,674 active employees and approximately 2,977 full-time equivalent employees.  Of these employees, 525 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

Environmental Matters

The operations and properties of The Cannery, the Rampart Casino and the Eastside Cannery (and the former operations of the Nevada Palace) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management and NP Land management believe that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management and NP Land management believe that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective future financial conditions, cash flows or results of operations.

The operations and properties of The Meadows are, and will continue to be, subject to a wide variety of complex and stringent environmental laws.  CCR management believes that these operations and properties are in compliance in all material respects with all environmental laws.   As a result, CCR management believes that the future cost of compliance with and liability under existing environmental laws applicable to The Meadows will not have a material adverse effect on PA Meadows’s future financial conditions, cash flows or results of operations.

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

If it were determined that the Nevada Act was violated by CCR, the Company, VoteCo or AcquisitionCo, the gaming licenses held by CCR’s subsidiaries and affiliates could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violator and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission.  Furthermore, the Nevada Commission could appoint a supervisor to operate The Cannery, the Rampart Casino, the Eastside Cannery and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact casino revenues and cause the Company to suffer financial loss.

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

Regardless of the number of shares held, any beneficial holder of a Registered Company’s voting or non-voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners.  The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of a Registered Company’s voting securities to report the acquisition to the Nevada Commission, and such person may be required to be found suitable. The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of a Registered Company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which beneficially owns more than 10% but not more than 11% of a Registered Company’s voting securities as a result of a stock repurchase by the Registered Company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a Registered Company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a Registered Company’s voting securities for a limited period of time and maintain the waiver where the additional ownership results from a stock repurchase by the Registered Company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Company, a change in the corporate charter, bylaws, management, policies or operations of a Registered Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding a Registered Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Slot machine licenses must be renewed  every three years, but are required to update the information in their applications annually.  Further, the licensee has the affirmative duty to notify the Pennsylvania Board of any changes relating to the status of the license or to any other information contained in the application materials.  If a completed renewal application is received in a timely manner, the license shall remain in effect unless and until the Pennsylvania Board denies or renews the license.

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) that licensee has adequate funds to commence table games operations and pay the license fee; (iv) that the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) that licensee has sufficient business ability and experience to maintain table games operation; (vi) that internal and external security and proposed surveillance are adequate for table games; (vii) that the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  The Meadows filed a petition in February 2010 requesting approval of a table games certificate and anticipates the hearing before the Pennsylvania Board on same will occur in late April 2010.  If approved, WTA anticipates that table games operations will commence in early July 2010.

On or before June 1, 2010, The Meadows must pay a one time non-refundable table game authorization fee of $16.5 million.  If the table games authorization fee is paid after June 1, 2010, the fee is increased to $24.75 million.  WTA also will be subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at its facility.  The tax on daily gross table games revenue then decreases to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

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

On September 1, 2009, WTA assumed the on-and-off track racing operations previously operated by the MEC Operator.  WTA holds the proper licenses from the Pennsylvania Commission to perform such operations. If the Pennsylvania Commission determines that it is inconsistent with the public interest, convenience or necessity, or with the best interest of racing generally, for any person to continue as the holder of an equity interest in a licensee or any parent or affiliate of a licensee, the Pennsylvania Commission may order such person to dispose of such interest in a licensee within a period of time specified by the Pennsylvania Commission.

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

Item 3.    Legal Proceedings.

As of March 31, 2010, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 31, 2010, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

PART II

Item 4.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of March 31, 2010, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

The Company does not pay, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

The Company does not have any equity compensation plans and does not expect to authorize securities for issuance pursuant to any equity compensation plans in the foreseeable future.

Item 5.    Selected Financial Information.

Not applicable.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s current business consists primarily of its ownership of a 42% interest in CCR’s Series A1 Units, 62-1/6% interest in CCR’s Series C Preferred Units and a 33-1/3% equity interest in NP Land. CCR operates three Las Vegas casinos, The Cannery, the Eastside Cannery, the Rampart Casino, and The Meadows, a harness racetrack in Pennsylvania where construction of its permanent casino was completed in April 2009.  In addition, CCR operated the Nevada Palace which ceased operations on February 29, 2008 in connection with the construction of the Eastside Cannery, which opened on August 28, 2008 and replaced the Nevada Palace.  NP Land owns the land of the current site of the Eastside Cannery, which it leases to a subsidiary of CCR.

On December 11, 2007, the Company entered into the Original Purchase Agreement with CCR, Millennium and the Crown Parties, pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the CCR Units from the Original Equityholders (the “Original Crown Transaction”).  The Original Crown Transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the Original Purchase Agreement pursuant to the Termination and Settlement Agreement as more fully described under Item 1 —  Business Developments —  Termination and Settlement Agreement.  On March 12, 2009, the Company also entered into the Preferred Purchase Agreement and the Option Agreement with the Crown Parties, CCR and Millennium, each as more fully described under Item 1 —  Business Developments—  Preferred Purchase Agreement and Option Agreement.

In March 2009, the Company, its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity contribution to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contributions by AcquisitionCo were funded by an equity contribution from OCM Blocker, LLC, which in turn were funded by loans from the Company.

Recent Development

On March 3, 2010, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in the Revised Operating Agreement.

On March 3, 2010, CCR also entered into the First Lien Amendment.  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2009 compared to the year ended December 31, 2008 follows:

•                  In March 2009, the Company received a payment of $21 million from the Crown Parties as its share of the settlement payment in connection with the termination of the Original Purchase Agreement as discussed above.

•                  CCR’s net income decreased approximately $30.3 million for the year ended December 31, 2009, compared to the same period for the prior year, primarily as a result of the effect of the economic downturn, as discussed in the operational highlights for CCR below.  This decrease resulted in a $12.7 million decrease in equity in earnings of unconsolidated investees,

•                  The increase in professional fees was the result of increased legal and accounting fees associated with the termination of the Original Purchase Agreement.

The Company’s provision for income tax benefits for both periods does not bear an expected relationship with its income before income tax benefits because of material nonrecurring transactions, including some that pass-through and are taxable to the Company’s members.  In addition, material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR .  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  (See Note 4 to the consolidated financial statements for additional details.)

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

Operational highlights for CCR for the periods ended December 31, 2009 and 2008, are as follows:

•              Revenues for the year ended December 31, 2009, increased approximately 13.7% compared to the prior year.  This increase primarily resulted from the opening of the Eastside Cannery in August 2008 and the permanent casino facility at The Meadows in April 2009.  On September 1, 2009, The Meadows assumed the on-and-off track racing operations that were previously performed by a wholly-owned subsidiary of MEC.  The on-and-off track racing operations contributed $8.5 million in revenues for the year ended December 31, 2009. The Rampart Casino’s revenues for the year ended December 31, 2009 decreased approximately 12.8% compared to the prior year, primarily due to the weakness in the Las Vegas economy resulting in less customer spend per visit. Due to this reason, as well as construction on I-15 and the opening of a new competitor in November 2008, The Cannery’s revenues for the year ended December 31, 2009 decreased approximately 14.9% compared to the prior year.

•              Net income for the year ended December 31, 2009 decreased approximately $30 million compared to the prior year.  The decrease was primarily due to a partial abandonment of the temporary casino facility at The Meadows ($20.5 million), as well as (a) increased selling, general and administrative expenses with the addition of the Eastside Cannery in August 2008 and increased marketing expenses, resulting in declines in operating margins; (b) increased depreciation and amortization expenses ($19.6 million) associated with the Eastside Cannery and the opening of the permanent facility at The Meadows in April 2009, offset by reductions of pre-opening expenses ($8.1 million), income tax expense ($13.3 million), and net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements ($11.0 million).

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

In March 2009, the Company received $21 million in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  As disclosed above, the Company from time to time has also made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants including approximately $10.8 million in 2009 and approximately $36.6 million in March 2010 in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans and the Company’s recurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

Off Balance Sheet Arrangements

Credit Agreements

On May 18 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire the then existing debt, including $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.

On March 3, 2010, CCR entered into the First Lien Amendment which changed certain covenants and provisions of the Credit Agreement as previously described.

Additional Conditional Commitments

In March 2009 and May 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contributions by AcquisitionCo were funded by equity contributions from Blocker, which in turn were funded by loans from the Company.

In May 2008, a wholly-owned subsidiary of the Company entered into a loan repayment guarantee agreement which terminated prior to May 15, 2009, as expected.

As of April 15, 2009, the Company was no longer conditionally required in certain limited circumstances previously disclosed to make an additional equity investment in CCR’s subsidiary PA Meadows.

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations as more fully explained in the following paragraph. Moreover, except as discussed below, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to select or apply except for carrying its investments in unconsolidated investees on the equity method of accounting rather than the available fair value option. Similarly, in the opinion of the Company’s management, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of rate swap agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

The realization of substantially all of the Company’s assets will likely be dependent upon an eventual sale of its investment in the unconsolidated investees following an economic recovery believed to be probable at a price sufficient to realize the carrying value of the Company’s assets.  Further, based in part on prior transactions with the Crown Parties, management believes, despite the current economic conditions, that the present estimated fair value of the Company’s investment in unconsolidated investees exceeds the carrying value of its investment and all other assets by a substantial amount such that any risk of not realizing the carrying values and having a material impact on the Company’s financial condition or results of operation is remote.  Additionally, it is management’s present opinion that the probability of an eventual sale of the Company’s investment in unconsolidated investees at a sufficiently appreciated value makes realization of its deferred tax assets more likely than not.

Recently Issued Accounting Pronouncements.

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 7. Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this annual report.  Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Internal Control over Financial Reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

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

Item 8B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons.

As of March 31, 2010, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	51	Manager of the Company & CCR
Ronald N. Beck	54	Manager of the Company & CCR
William Paulos	62	Manager of CCR
William Wortman	63	Manager of CCR

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

The Company’s named executive officers are Messrs. Kaplan and Beck, neither of whom receives compensation for their services as Managers. The Company has no directors.

The Company was founded by the VoteCo Equityholders for the primary purpose of participating in various activities relating to the gaming industry. Six of the VoteCo Equityholders are principals of Oaktree and one is a managing director of Oaktree. None would be considered independent under the NASDAQ Stock Market listing standards. The VoteCo Equityholders did not receive any direct consideration or other compensation in connection with their activities in founding the Company.

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

Compliance with Section 16(a) of the Exchange Act

The Company voluntarily registered its Class A Membership Units pursuant to Section 12(g) of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB on June 9, 2006.  The registration became effective automatically 60 days later on August 8, 2006. Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks, Richard Masson and Sheldon Stone each filed an Initial Statement of Beneficial Ownership of Securities on Form 3 on August 16, 2006, which filing was not timely.  In accordance with VoteCo’s operating agreement, Mr. Masson automatically forfeited his 12.5 VoteCo units upon his retirement from Oaktree on August 31, 2009.  Mr. Masson’s Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 was not timely filed.

Code of Ethics.

We have adopted a code of ethics as described in Item 406 of Regulation S-K.  We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be sent to OCM HoldCo, LLC, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

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

The following table sets forth, as of March 31, 2010, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

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

(5)                Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks and Sheldon Stone are each a voting member of VoteCo holding 12.5 VoteCo units. These individuals may be deemed to form a “group” holding all 87.5 VoteCo units and, as a result, each such individual may be deemed to be a beneficial owner of the .100 Class A Membership Units of the Company directly held by VoteCo.

None of the Class A Membership Units beneficially owned by the persons listed in the table above have been pledged as security.

The following table sets forth, as of March 31, 2010, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Title of Class of Securities	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
VoteCo Units	Stephen Kaplan(3)	12.5 Units	(4)	14.286	%(4)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Class A Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Ronald Beck(3)	12.5 Units	(10)	14.286	%(10)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)
VoteCo Units	Executive Officers of the Company as a Group	25 Units	(11)	28.572	%(11)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
LandCo Units		1,000 Units	(8)	100	%(8)
AcquisitionCo II		100% equity interest	(9)	100	%(9)

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

(5)                                  VoteCo is the listed owner of all .100 Company Class A Membership Units.  Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all .100 Company Class A Membership Units directly held by VoteCo.

(6)                                  The Company is the listed owner of all 126,896.317 Blocker Class A Units. Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 126,896.317 Blocker Class A Units directly held by the Company.

(7)                                  Blocker is the listed owner of all 1,000 AcquisitionCo Class A Membership Units. Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 AcquisitionCo Class A Membership Units directly held by Blocker.

(8)                                  AcquisitionCo is the listed owner of all 1,000 LandCo Units.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 87.5 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 LandCo Units directly held by AcquisitionCo.

(9)                                  The Company is the listed owner of all of the equity interests of AcquisitionCo II.  Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 87.5 VoteCo units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all of the equity interests of OCM AcquisitionCo II, LLC directly held by the Company.

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

In March 2009 and May 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contributions by AcquisitionCo were funded by equity contributions from Blocker, which in turn were funded by loans from the Company.

In March 2010, Millennium, the Company, through AcquisitionCo, and Crown Limited, through two subsidiaries, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants. The equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which in turn was funded by a loan from the Company.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company.

Transactions between CCR and its Promoters

Transactions relating to the Company’s Acquisition of its Equity Interests in CCR and NP Land

The Company entered into certain transactions with Messrs. Paulos and Wortman in order to consummate the transactions contemplated by the First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of September 23, 2005 (the “CUP Agreement”) related to the Company’s acquisition of the Company’s 33-1/3% of CCR’s Series A1 Units.  On September 30, 2005, the Company’s affiliates loaned an aggregate of $10,607,245 (the “InvestCo NP Loans”) and $4,282,454 (the “LandCo Loan”) to entities controlled by Mr. Wortman to enable Mr. Wortman, and entities controlled by him, to acquire from an unrelated third party all of the interests not otherwise owned by him in the entities which own the land and assets relating to the Nevada Palace.

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

In January 2006, the second series of transactions contemplated by the CUP Agreement were consummated. The Company’s affiliates loaned to MGIM, LLC, a Nevada limited liability company controlled by Messrs. Paulos and Wortman, $64 million (the “AcquisitionCo Loan “) and $5,125,000 (the “InvestCo/MGIM Loan”) to enable MGIM, LLC to acquire from an unrelated third party a 33-1/3% interest in CCR’s Series A1 Units for a total purchase price of $70 million.

In September 2006, the Company, through its subsidiaries, acquired MGIM, LLC’s 33-1/3% equity interest in CCR in exchange for the cancellation of the $64 million AcquisitionCo Loan to MGIM, LLC, and a 33-1/3% equity interest in NP Land in exchange for the cancellation of the $4,282,454 LandCo Loan.  The $10,607,245 InvestCo NP Loans and the $5,125,000 InvestCo/MGIM Loan were repaid.  In addition, a wholly-owned subsidiary of CCR, Nevada Palace, LLC, entered into a lease with NP Land of the 22 acres on which the Eastside Cannery sits.  Nevada Palace, LLC also acquired from entities affiliated with Mr. Wortman gaming equipment and other operating assets for approximately $8 million and assumed approximately $1,340,000 of slot machine lease liabilities and

$156,000 (accrued as part of the purchase price) of certain other liabilities directly associated with the continuation of operations of the Nevada Palace at the time its gaming assets were sold to CCR.  The NP Land lease is for a 35-year term at a fixed rental rate of $205,761 per month (as of December 31, 2009), subject to periodic inflationary adjustments, and required a $3 million security deposit.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $ 3,142,991, $2,795,042 and $2,042,528 in 2009, 2008 and 2007, respectively, pursuant to separate agreements with CCR’s casinos.  Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement has an initial term that expires in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has historically purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos has a financial interest.  CCR incurred no costs in 2009 and aggregate costs of $2,113,164 and 2,634,801 in 2008 and 2007, respectively, in connection with such historic purchases.

CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage its Nevada operations.  CCR incurred fees to MMG II of $6,296,955, $6,458,564 and $5,042,549 in 2009, 2008 and 2007, respectively, in connection with these arrangements.

During the Company’s last fiscal quarter of 2007, Mr. Wortman incurred certain obligations in connection with the development of certain gaming opportunities in New Hampshire.  In connection with pursuing such opportunities, NH Downs has a receivable of approximately $9.1 million from Mr. Wortman.

On July 15, 2006, CCR executed with Millennium a 10-year lease of an executive office building and adjacent parking spaces. The lease is for a fixed rental rate of $34,681 per month, subject to periodic inflationary adjustments, and grants Millennium two 5-year renewals.

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

Item 13. Principal Accountant Fees and Services.

Audit Fees:

For 2009 and 2008, we incurred annual audit and quarterly financial statement review fees totaling approximately $168,000 and $130,000, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

For 2009, we incurred audit-related fees totaling $9,500 to Piercy Bowler Taylor & Kern, our independent registered public accounting firm, for assurance and related services in connection with the Company’s response to comment letters from the Commission. In 2008, we incurred no fees to Piercy Bowler Taylor & Kern, for such assurances or other services.

Tax Fees:

For 2009 and 2008, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2009 and 2008, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

PART IV

Item 14. Exhibits, Financial Statement Schedules

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
10.30

Purchase Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of December 11, 2007 (8)

10.31

Termination and Settlement Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009 (9)

10.32

Preferred Purchase Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009 (9)

10.33

Option Agreement, by and among Crown Limited, Crown CCR Group Investment One, LLC, Crown CCR Group Investment Two, LLC, Millennium Gaming, Inc., OCM HoldCo, LLC and Cannery Casino Resorts, LLC dated as of March 12, 2009 (9)

10.34

Amendment No. 1 to the First Lien Credit Agreement, dated March 3, 2010, by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (10)

10.35	Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC, dated March 3, 2010 (10)
10.36

Series C Preferred Purchase Agreement by and among Crown Limited, Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc., OCM AcquisitionCo, LLC and Cannery Casino Resorts, LLC, dated March 3, 2010 (10)

21.1	Subsidiaries of OCM HoldCo, LLC (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(1) Filed previously with the Company’s Form 10-SB on June 9, 2006

(2) Filed previously with the Company’s Amendment No. 1 to Form 10-SB on July 26, 2006

(3) Filed previously with the Company’s Post-Effective Amendment No. 1 to Form 10-SB on September 8, 2006

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

(9) Filed previously with the Company’s Annual Report on Form 10-K on March 31, 2009

(10) Filed previously with the Company’s Current Report on Form 8-K on March 9, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

April 15, 2010	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

April 15, 2010	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager	April 15, 2010

/s/ Ronald N. Beck	Manager	April 15, 2010
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2009

and December 31, 2008

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
April 15, 2010

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash	$36,700,714	$729,584
	36,700,714	729,584
Other assets
Investment in Cannery Casino Resorts, LLC	98,464,347	121,706,019
Investment in NP Land, LLC	6,230,875	5,553,450
Gaming and related license costs	805,698	805,698
Deferred tax asset	8,764,049	6,292,921
	$150,965,683	$135,087,672

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $28,276 and $53,276 to a related party in 2009 and 2008	$38,779	$90,405
Taxes payable	141,341	—
Deferred tax liabilities	121,000	311,000
	301,120	401,405

Members’ equity	150,664,563	134,686,267
	$150,965,683	$135,087,672

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008

Income
Interest income	$4,724	$17,504
Equity in earnings (loss) of unconsolidated investees	(9,050,645)	3,540,207
Settlement fee	21,000,000	—
	11,954,079	3,557,711
Costs and expenses
Professional fees	1,551,450	292,733
Other administrative expenses, including $50,000 to a related party in 2009 and 2008	54,733	58,278
	1,606,183	351,011

Income before income tax benefit	10,347,896	3,206,700

Federal income tax benefit	3,608,503	2,647,236

Net income	$13,956,399	$5,853,936

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2009 and 2008

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings
2009
Balance, beginning of year	$134,686,267	$(2,695,987)	$137,382,254
Net income	13,956,399	—	13,956,399
Equity in other comprehensive loss of unconsolidated investee, net of tax:
Unrealized loss on investments	145,409	145,409	—
Unrealized loss on rate swap agreements	1,876,488	1,876,488	—

Balance, end of year	$150,664,563	$(674,090)	$151,338,653

2008
Balance, beginning of year	$129,410,071	$(2,118,247)	$131,528,318
Net income	5,853,936	—	5,853,936
Equity in other comprehensive loss of unconsolidated investee, net of tax:
Unrealized loss on investments	(561,294)	(561,294)	—
Unrealized loss on rate swap agreements	(16,446)	(16,446)	—

Balance, end of year	$134,686,267	$(2,695,987)	$137,382,254

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
Operating activities
Net income	$13,956,399	$5,853,936
Equity in earnings of unconsolidated investees	9,050,645	(3,540,207)
Adjustments to reconcile net income to net cash provided by (used in) operating activities consisting of increases in operating (assets) liabilities:
Deferred income tax benefit	(3,749,844)	(2,647,236)
Other assets	—	475
Accounts payable and accrued expenses	(51,625)	49,710
Taxes payable	141,341	—

Net cash provided by (used in) operating activities	19,346,916	(283,322)

Investing activities
Investment in Cannery Casino Resorts, LLC	(10,794,000)	—
Distributions received from Cannery Casino Resorts, LLC	27,418,214	—

Net cash provided by (used in) investing activities	16,624,214	—

Net increase (decrease) in cash	35,971,130	(283,322)

Cash, beginning of year	729,584	1,012,906

Cash, end of year	$36,700,714	$729,584

Supplemental cash flow information:
Noncash financing and investing activity:
Equity in other comprehensive income (loss) of unconsolidated investees	$2,021,897	$(577,740)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2009

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

The Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns a 42% interest in the Series 1A Units of Cannery Casino Resorts, LLC (“CCR”), 62-1/6% interest in CCR’s Series C Preferred Units (Note 9) and a 33 1/3% equity interest in NP Land, LLC (“NP Land”). The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  The primary assets of NP Land are approximately 22 acres of land, the primary site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.  In April 2009, The Meadows completed an approximately 350,000 square-foot permanent casino.

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

On March 3, 2010 (Note 9), in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among Crown Limited, an Australian company and its affiliates (the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation and holder of 58% of CCR’s the Series A1 Units (“Millennium”), and OCM AcquisitionCo, LLC and CCR, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo in accordance with the terms and conditions of the Series C Preferred Purchase Agreement.

On December 11, 2007, the Company and CCR’s 58%-member (the “Original Equityholders) entered into a definitive agreement with CCR and the Crown Parties, to sell, directly or indirectly, all of the issued and outstanding equity interests of CCR to the Crown Parties, which transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the purchase agreement when it was determined that the preconditions to completion would not be satisfied in time to allow the purchase to proceed.  Under the termination agreement, a full release has been given to all parties and the Crown Parties paid CCR’s members $50 million ($21 million to the Company).

In connection with the termination and settlement agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement (the “Series B Preferred Purchase Agreement”) in March 2009.  On April 24, 2009, CCR sold to the Crown purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Series B Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.  The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement” (Note 5) remains unaffected.

In May 2009, CCR distributed $26.21 million of the $320 million to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In March 2009, the Company, through its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants

The additional equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which in turn was funded by a loan from the Company.

Costs incurred by CCR on behalf of the Original Equityholders relating to the initial definitive agreement were $2.9 million ($1.2 million to the Company).  The $1.2 million is included in these financial statements as a distribution received from CCR and related professional fees in like amount.

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

NOTE 2 - Significant Accounting Policies:

Use of estimates

Timely preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.  Management estimates that the Company will eventually sell its investment in unconsolidated investees following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets which estimates is subject to material variation over the next year.

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2008, include the accounts of the Company and its wholly-owned subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

Investments in CCR and NP Land (Note 3) are accounted for using the equity method of accounting.  Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles.

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

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized. These fees and costs have been treated as indefinite life intangible assets, based on expectations that such licenses would be granted and enable the Company to own interests in gaming enterprises, and benefit from future periods of profitable operations of its investees and resultant expected increases in the value of its investments.  License renewal fees are not significant and are expensed as incurred.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2009, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement. On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its Series 1A interest in CCR from 33-1/3% to 42%. For the year ended December 31, 2009, the Company’s equity in earnings (loss) of CCR and NP Land totaled ($9,728,069) and $677,424, respectively.  For the year ended December 31, 2008, the Company’s equity in the earnings of CCR and NP Land totaled $3,012,049 and $528,158 respectively.

In March 2009, the Company, through its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity contribution to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contributions by AcquisitionCo were funded by equity contributions from OCM Blocker, LLC, which in turn were funded by loans from the Company.

The following tables present condensed financial information of CCR as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008:

	2009	2008
Balance Sheet
Current assets	$84,153,000	$65,473,000
Investments in securities	11,646,000	17,113,000
Property and equipment, net	753,312,000	749,029,000
Other	120,568,000	143,135,000
	$969,679,000	$974,750,000

Current liabilities	$52,650,000	$97,733,000
Long-term liabilities	592,837,000	797,047,000
Member’s equity	324,192,000	79,970,000
	$969,679,000	$974,750,000

Income Statement
Revenue	$509,435,000	$448,160,000

Net (loss) income	$(23,162,000)	$7,172,000

The unaudited total assets of NP Land at December 31, 2009 and 2008, was approximately $5,100,000 and $4,600,000, respectively.  The unaudited net income for the years ended December 31, 2009 and 2008, was approximately $2,000,000 and $1,600,000, respectively.

Excess cumulative equity in earnings recognized over distributions received from unconsolidated investees (or the reverse) is approximately as follows:

	2009	2008
Cumulative excess equity in earnings (distributions)
CCR	$(37,146,000)	$3,012,000
NP Land	677,000	528,000
	$(36,469,000)	$3,540,000

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker.  Blocker also incurs interest expense ($1,038,831 for 2009 and $1,961,784 for 2008) on inter-company indebtedness ($13,862,796 and $23,218,683 at December 31, 2009 and 2008, respectively) that is deductible for tax purposes (a permanent difference) but which is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2009 and 2008:

	2009		2008
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$3,621,764	35%	$1,122,000	35%
General business tax credits	(320,816)	(3)%	(769,236)	(24)%
Miscellaneous CCR attributes	(6,896,211)	(67)%	605,000	19%
Intercompany interest expense	(363,591)	(4)%	(687,000)	(21)%
Attributes passed through to members	562,164	5%	123,000	4%
CCR income not taxable to Company	(211,813)	(2)%	(3,041,000)	(95)%

Tax at effective rate	$(3,608,503)	(35)%	$(2,647,236)	(83)%

At December 31, 2009, Blocker had approximately $48,236,000 and $320,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2021.

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

	December 31, 2009	December 31, 2008
Basis adjustment (Section 754 elections)	$(5,683,000)	$(4,356,000)
Other CCR attributes	(4,164,000)	(3,476,000)
Other comprehensive income	363,000	1,451,685
Other NP Land attributes	13,000	17,000
General business tax credits	1,090,000	769,236
Minimum tax credit carryover	141,000	—
Distributions from unconsolidated investee	7,779,000	—
Net operating loss carryforwards	9,104,000	11,576,000
	8,643,000	5,981,921

Deferred tax liability, current	121,000	311,000

Deferred tax asset, non-current	$8,764,000	$6,292,921

The other CCR attributes shown above consist primarily of depreciation and amortization.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2006 through 2009) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.

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

On March 12, 2009, in connection with the termination and settlement of an earlier agreement, the Original Equityholders and CCR entered into an Option Agreement (the “Option Agreement”) with the Crown Parties. The Option Agreement grants the Crown Parties the option to purchase all of the direct and indirect interests of the Original Equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement described elsewhere in this filing.  If the Crown Parties exercise their option under the Option Agreement, then upon the consummation of the transactions contemplated thereby, the Crown Parties will collectively own, directly or indirectly, 100% of the issued and outstanding units of CCR for an aggregate purchase price of approximately $1.7 billion (such purchase price includes the Preferred Purchase Price as defined below), subject to adjustment pursuant to the terms and conditions of the Option Agreement.

In May 2008, a wholly-owned subsidiary of the Company entered into a loan repayment guarantee agreement which terminated prior to May 15, 2009, as expected, as of April 15, 2009, the Company is no longer conditionally required in certain limited circumstances to make an additional equity investment in CCR’s subsidiary, PA Meadows.

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

NOTE 8—Fourth Quarter Adjustment

The Company determined during its annual audit that CCR elected to abandon a portion of its temporary casino facilities at The Meadows during the second quarter of 2009 incurring a non-recurring, non-cash loss, which had the effect of decreasing the Company’s equity in the earnings of CCR by $5,040,000.  As a result, the Company amended its quarterly reports on Form 10-Q for the second and third quarters of 2009.

NOTE 9—Subsequent Events

On March 3, 2010, CCR entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc. (a subsidiary of CCR), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “Amendment”), which amends that certain First Lien Credit Agreement, dated as of May 18, 2007.

Also on March 3, 2010, in connection with the Amendment and the issuance of the Series C Preferred Units, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units”.  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  AcquisitionCo purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other class of units.