Form 10-Q
period 2010-03-31
OCM HoldCo, LLC
filed 2010-05-17
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

OCM HOLDCO, LLC
Index
Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC (the “Company”) set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

		December 31,
	March 31, 2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$74,507	$36,700,714

Other assets
Investment in Cannery Casino Resorts, LLC	143,893,950	98,464,347
Investment in NP Land, LLC	6,403,702	6,230,875
Gaming and related licenses	805,698	805,698
Deferred tax assets	9,395,118	8,764,049
	$160,572,975	$150,965,683

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $40,776 and $28,276 to a related party	$104,370	$38,779
Taxes payable	141,341	141,341
Deferred tax liabilities	380,000	121,000
	625,711	301,120

Members’ equity	159,947,264	150,664,563
	$160,572,975	$150,965,683

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

	2010	2009
Income
Interest income	$624	$356
Equity in loss of unconsolidated investees	(1,832,915)	(4,381,022)
Settlement fee	—	21,000,000
	(1,832,291)	16,619,334

Costs and expenses
Professional fees	79,220	1,314,900
Administrative fees and other expenses	13,203	14,021
	92,423	1,328,921

Income (loss) before income tax benefit	(1,924,714)	15,290,413

Income tax benefit	655,690	1,833,360

Net (loss) income	$(1,269,024)	$17,123,773

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,269,024)	—	(1,269,024)
Contributions from members	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	47,117	47,117	—
Unrealized loss on rate swap agreements	479,608	479,608	—

Balances, end of period	$159,947,264	$(147,365)	$160,094,629

2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	17,123,773	—	17,123,773
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	53,568	53,568	—
Unrealized loss on rate swap agreements	429,754	429,754	—

Balances, end of period	$152,293,362	$(2,212,665)	$154,506,027

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

	2010	2009

Operating activities
Net (loss) income	$(1,269,024)	$17,123,773
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated investees	1,832,915	4,381,022
Deferred income taxes	(655,690)	(1,833,360)
Increase in accounts payable and accrued expenses	65,592	93,802
Net cash (used in) provided by operating activities	(26,207)	19,765,237

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(46,625,000)	(5,586,000)
Distributions received from Cannery Casino Resorts, LLC	—	1,210,213
Net cash used in investing activities	(46,625,000)	(4,375,787)

Financing activities
Contributions from members	10,025,000	—

Net (decrease) increase in cash	(36,626,207)	15,389,450
Cash, beginning of period	36,700,714	729,584

Cash, end of period	$74,507	$16,119,034

Supplemental cash flow information:
Noncash financing and investing activity:
Equity in other comprehensive income of unconsolidated investees	$526,726	$483,322

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2010 and December 31, 2009, and for the three month period ended March 31, 2010 and 2009, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On March 3, 2010, Cannery Casino Resorts, LLC (“CCR”), an unconsolidated investee of OCM, entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc. (a subsidiary of CCR), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “Amendment”), which amends that certain First Lien Credit Agreement, dated as of May 18, 2007.

Also on March 3, 2010, in connection with the Amendment and the issuance of the Series C Preferred Units, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  AcquisitionCo purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other class of units.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2010, from which the balance sheet information as of December 31, 2009 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended
	March 31,
	2010	2009

Revenues	$121,431,249	$116,845,734

Income from operations	$2,451,404	$8,240,271

Net loss	$(4,775,574)	$(10,830,923)

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for three months ended March 31, 2010 and 2009, was approximately $518,000 and $504,000 respectively. Operating expenses were not material.

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

Management believes it is likely that the undistributed earnings from these tax-paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because OCM has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to OCM’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members.  In 2009, OCM also realized substantial income related to a settlement agreement that also flowed through to its members.  Because of these circumstances, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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

NOTE 4—Contingencies

The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war.  All of these factors are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The continued effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company, cannot be estimated at this time but may likely be significant.

The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations has been increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

NOTE 5—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The Company’s activities consist solely of holding substantial noncontrolling equity interests in gaming enterprises and related assets.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

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

On March 3, 2010, CCR entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc. (a subsidiary of CCR), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “First Lien Amendment”).  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement.

Operations Analysis.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 follows:

•                  CCR’s net income increased approximately $6.1 million for the three months ended March 31, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $2.5 million increase in equity in earnings of unconsolidated investees.

•                  The decrease in professional fees was the result of legal and accounting fees associated with the termination of the CCR Original Purchase Agreement in 2009.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR .  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  (See Note 3 to the consolidated financial statements for additional details.)

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three months ended March 31, 2010 and 2009 are stated as follows:

•              For the three months ended March 31, 2010, CCR’s consolidated revenues increased approximately $4.6 million as compared to the same period for the prior year, primarily due to the on-and-off track racing revenues at The Meadows.  On September 1, 2009, The Meadows assumed the on-and-off track racing operations that were previously performed by a wholly-owned subsidiary of Magna Entertainment Corp. The on-and-off track racing operations contributed $6.5 million of revenues at The Meadows, but was offset by a $3.3 million decrease in slot revenues primarily due to severe weather conditions in Western Pennsylvania and increased competition as a result of a new competitor that opened in August 2009. Collectively, revenues (net) at CCR’s Nevada casinos remained relatively unchanged as compared to the same period for the prior year.

•              For the three months ended March 31, 2010, CCR’s consolidated net income increased $6.1 million compared to the same period for the prior year. The increase was the result of (i) a reduction of costs associated with the termination of the Original Purchase Agreement and investment banking arrangements ($8.7 million), and settling a dispute between Rampart and its landlord ($1.8 million) from the same period for the prior year, and (ii) a decrease in income tax expense ($4.4 million) in the current period, offset by increased other selling, general and administrative expenses ($2.4 million), and increased depreciation and amortization expenses ($2.5 million) primarily the result of assets placed in service associated with the opening of the permanent casino facility at The Meadows in April 2009.

Liquidity and Capital Resources

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  It is also engaged in war.  All of these factors are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on the future operations and cash flows of the Company’s investees and, hence, the Company’s liquidity and capital resources, cannot be estimated at this time but may likely be significant.

As disclosed above, the Company from time to time has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans and the Company’s recurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations as more fully explained in the following paragraph. Moreover, except as discussed below, the Company does not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply except for carrying its investments in unconsolidated investees on the equity method of accounting rather than the fair value option. Similarly, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of rate swap agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

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

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective.

In preparing the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company learned that during the second quarter of 2009 its unconsolidated investee, CCR, elected to abandon a portion of its temporary casino facilities at The Meadows incurring a non-recurring non-cash loss, which had the effect of decreasing the Company’s equity in the earnings of CCR for that quarter.

The Company does not have control over its equity method investee or the investee’s financial reporting.  Per Question No. 2 of “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (revised September 24, 2007), the Company understands that “the accounts of an equity method investee are not consolidated on a line-by-line basis in the financial statements of the investor, and as such, controls over the recording of transactions into the investee’s accounts are not part of the registrant’s internal control structure.”  While the Company understands that it must have controls over such things as the selection of accounting methods for its investments, the recognition of equity method earnings and losses (as reported to us by the Company’s investee) and other matters affecting the Company’s investment account balance, the Company lacks control over the investee’s financial reporting functions.  However, the Company believes that the Company has more safeguards in place than may be reasonably required by interpreting FAQ No. 2.

For example, the Company has the following additional safeguards that the Company believes are appropriate in the circumstances, including:

•                                          A management representative of the Company has been assigned to maintain frequent communication with the investee’s executive and financial management.  This representative reports directly to one of the Company’s managers who is also a member of the investee’s management committee.

•                                          The investee operates in the highly regulated gaming industry in Nevada and Pennsylvania and is required to have an annual financial statement audit.  The Company receives a copy of the annual audited financial statements.  This annual audit process of the investee by its independent audit firm in conjunction with the Company’s own annual audit by the same firm led to the discovery of the error.

•                                          The Company has requested and received permission from the investee for the Company’s auditors to perform certain inquiries and other limited procedures at the investee level in connection with the Company’s quarterly reviews, which procedures did not result in the discovery of subject error.

Following discovery of the error, the Company conducted extensive interviews of the investee’s management related to the circumstances giving rise to the error and the Company has been informed and believes that the error resulted from human failures.  The prudent exercise of diligence and judgment is simply imperfect.  The Company has strongly encouraged management of the investee to take all necessary steps to prevent a future lapse.

Accordingly, based on the safeguards cited above, the restatement had no affect on the conclusions of the Company’s officers regarding the effectiveness of the Company’s reporting and disclosure controls.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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

OCM HOLDCO, LLC
Registrant

Date: May 17, 2010	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: May 17, 2010	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager