Form 10-Q
period 2010-06-30
OCM HoldCo, LLC
filed 2010-08-16
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

		December 31,
	June 30, 2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$7,149	$36,700,714

Other assets
Investment in Cannery Casino Resorts, LLC	142,200,507	98,464,347
Investment in NP Land, LLC	6,576,422	6,230,875
Gaming and related licenses	805,698	805,698
Deferred tax assets	10,218,446	8,764,049
	$159,808,222	$150,965,683

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $53,276 and $28,276 to a related party	$165,445	$38,779
Taxes payable	141,341	141,341
Deferred tax liabilities	417,000	121,000
	723,786	301,120

Members’ equity	159,084,436	150,664,563
	$159,808,222	$150,965,683

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Income
Interest income	$1	$710	$625	$1,066
Equity in (loss) earnings of unconsolidated investees	(1,529,604)	1,291,726	(3,362,519)	(3,089,297)
Other income, settlement agreement	—	—	—	21,000,000
	(1,529,603)	1,292,436	(3,361,894)	17,911,769

Costs and expenses
Professional fees	113,169	64,389	192,389	1,379,289
Administrative fees and other expenses	15,265	13,984	28,468	28,005
	128,434	78,373	220,857	1,407,294

(Loss) income before income tax benefit	(1,658,037)	1,214,063	(3,582,751)	16,504,475

Income tax benefit	789,436	2,004,640	1,445,126	3,838,000

Net (loss) income	$(868,601)	$3,218,703	$(2,137,625)	$20,342,475

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2010 and 2009

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(2,137,625)	—	(2,137,625)
Contributions from members	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	73,258	73,258	—
Unrealized loss on rate swap agreements	459,240	459,240	—

Balances, end of period	$159,084,436	$(141,592)	$159,226,028

2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	20,342,475	—	20,342,475
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	94,947	94,947	—
Unrealized loss on rate swap agreements	794,361	794,361	—

Balances, end of period	$155,918,050	$(1,806,679)	$157,724,729

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2010 and 2009

	2010	2009

Operating activities
Net (loss) income	$(2,137,625)	$20,342,475
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated investees	3,362,519	3,089,297
Deferred income taxes	(1,445,126)	(3,838,000)
Increase in accounts payable and accrued expenses	126,667	(51,040)
Net cash (used in) provided by operating activities	(93,565)	19,542,732

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(46,625,000)	(10,794,000)
Distributions received from Cannery Casino Resorts, LLC	—	27,418,214
Net cash (used in) provided by investing activities	(46,625,000)	16,624,214

Financing activities
Contributions from members	10,025,000	—

Net (decrease) increase in cash	(36,693,565)	36,166,946
Cash, beginning of period	36,700,714	729,584

Cash, end of period	$7,149	$36,896,530

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$532,496	$889,306

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2010 and December 31, 2009, and for the three and six month periods ended June 30, 2010 and 2009, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Also on March 3, 2010, in connection with the Amendment and the issuance of the Series C Preferred Units of CCR (described below), the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  OCM AcquisitionCo, LLC (“AcquisitionCo”) purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other class of units.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2010, from which the balance sheet information as of December 31, 2009 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$129,933,281	$138,170,554	$251,364,530	$255,016,239

Income from operations	$4,211,094	$(13,569,776)	$6,662,498	$(5,329,538)

Net income (loss)	$(4,053,154)	$2,667,336	$(8,828,728)	$(8,163,587)

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the six months ended June 30, 2010 and 2009, was approximately $1,037,000 and $1,018,000 respectively. Operating expenses were not material.

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo and OCM LandCo, LLC.  The Blocker subsidiaries own the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

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

Management also believes that a valuation allowance for the Company’s deferred tax assets is not necessary because of the Company’s general business plan of eventually, following the likely economic recovery (Note 4), selling its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realizing the related deferred tax assets.

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

NOTE 6—Subsequent Events

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The Company’s activities consist solely of holding substantial, noncontrolling equity interests in gaming enterprises and related assets.

Background

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of affiliates of Oaktree Capital Management, L.P., a Delaware limited partnership (“Oaktree”), for the purpose of participating in various activities relating to the gaming industry.

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

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire then-existing debt, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  The Eastside Cannery (which replaced a former casino) opened on August 28, 2008 and the 350,000 square-foot permanent casino at The Meadows opened on April 15, 2009.

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

Operations Analysis.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 follows:

•                  CCR’s net revenue decreased approximately $8.2 million for the three months ended June 30, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $3.4 million decrease in equity in earnings of unconsolidated investees.

•                  The increase in professional fees was the result of legal and accounting fees associated with the amended filings of the second and third quarters of 2009.

Material variables and factors affecting the Company’s income before income taxes for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 follows:

•               CCR’s net revenue decreased approximately $3.7 million for the six months ended June 30, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $1.5 million decrease in equity in earnings of unconsolidated investees.

•               The decrease in professional fees was the result of the higher legal and accounting fees associated with the termination of the CCR Original Purchase Agreement in 2009.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR .  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  (See Note 3 to the consolidated financial statements for additional details.)

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and six months ended June 30, 2010 and 2009 are stated as follows:

•     For the three and six month periods ended June 30, 2010, CCR’s consolidated revenues decreased approximately $8.2 million and $3.7 million, respectively, as compared to the same periods for the prior year. Slot revenues at The Meadows for the three month period ended June 30, 2010 decreased $15.5 million primarily due to increased competition from the opening of the Rivers Casino in August 2009. The on-and-off track racing operations at The Meadows contributed $8.4 million of revenues for the three month period ended June 30, 2010. The Meadows assumed the on-and-off track racing operations on September 1, 2009, that were previously performed by a wholly-owned subsidiary of Magna Entertainment Corp.

•     Slot revenues at The Meadows for the six month period ended June 30, 2010 decreased $18.8 million, as compared to the same period for the prior year, as the result of increased competition from the opening of the Rivers Casino (previously discussed) and particularly severe weather conditions in the Western Pennsylvania area, mainly during February 2010. The decrease in slot revenues was partially offset by the on-and-off track racing operations at The Meadows which contributed $15 million of revenues for the six month period ended June 30, 2010. Collectively, revenues (net) at CCR’s Nevada casinos remained relatively unchanged for the three and six month periods ended June 30, 2010 as compared to the same periods for the prior year.

•     For the three and six month periods ended June 30, 2010, CCR’s consolidated net income decreased $6.7 million and $700,000, respectively, as compared to the same periods for the prior year. The decrease in net income for the three month period was primarily the result of (i) $20 million non recurring gain related to reimbursement of various project costs at the Meadows from the same period last year , (ii) increased income tax expense of $6.1 million for the current period, offset by an abandonment loss of $20.5 million as a result of closure of the temporary facility at The Meadows from the same period last year, and (iii) decreased interest expense of $1.4 million from the current period due to principal reductions to CCR’s outstanding credit facilities.  The decrease in net income for the six month period was primarily the result of (x) net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements of $11.2 million from the prior year, (y) increased selling, general, and administrative expense of $2.3 million related to the assumption of the on-and-off track racing operations (previously discussed) and the opening of the permanent facility at The Meadows on April 15, 2009, and (z) increased income tax expense of $1.8 million for the current year, offset by increased income from operations of $12 million primarily related to abandonment loss (previously discussed) and settling a dispute between Rampart and its landlord of $1.8 million from the prior year.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

Recently Issued Accounting Pronouncements.

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: August 16, 2010	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 16, 2010	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager