Form 10-Q
period 2010-09-30
OCM HoldCo, LLC
filed 2010-11-15
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$564,634	$36,700,714

Other assets
Investment in Cannery Casino Resorts, LLC	141,345,887	98,464,347
Investment in NP Land, LLC	6,749,601	6,230,875
Gaming and related licenses	805,698	805,698
Deferred tax assets	11,277,824	8,764,049
	$160,743,644	$150,965,683

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $24,221 and $28,276 to related parties	$43,106	$38,779
Taxes payable	—	141,341
Deferred tax liabilities	421,238	121,000
Related party loan	750,000	—
	1,214,344	301,120

Members’ equity	159,529,300	150,664,563
	$160,743,644	$150,965,683

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Income
Interest income	$52	$929	$677	$1,995
Equity in loss of unconsolidated investees	(675,585)	(3,074,674)	(4,038,104)	(6,163,971)
Other income, settlement agreement	—	—	—	21,000,000
	(675,533)	(3,073,745)	(4,037,427)	14,838,024

Costs and expenses
Professional fees	48,701	111,687	241,090	1,490,976
Administrative fees and other expenses	13,082	13,270	41,550	41,275
Interest expense, related parties	8,445	—	8,445	—
	70,228	124,957	291,085	1,532,251

(Loss) income before income tax benefit	(745,761)	(3,198,702)	(4,328,512)	13,305,773

Income tax benefit	1,194,432	217,043	2,639,558	4,055,043

Net (loss) income	$448,671	$(2,981,659)	$(1,688,954)	$17,360,816

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2010 and 2009

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,688,954)	—	(1,688,954)
Contributions from members	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	73,257	73,257	—
Unrealized loss on interest rate swap agreements	455,434	455,434	—

Balances, end of period	$159,529,300	$(145,399)	$159,674,699

2009
Balances, beginning of period	$134,686,267	$(2,695,987)	$137,382,254
Net income	17,360,816	—	17,360,816
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	46,412	46,412	—
Unrealized loss on interest rate swap agreements	1,276,649	1,276,649	—

Balances, end of period	$153,370,144	$(1,376,926)	$154,743,070

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2010 and 2009

	2010	2009

Operating activities
Net (loss) income	$(1,688,954)	$17,360,816
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss of unconsolidated investees	4,038,104	6,163,971
Deferred income taxes	(2,498,217)	(4,055,043)
Increase in accounts payable and accrued expenses	4,328	3,102
Taxes payable	(141,341)	—
Net cash (used in) provided by operating activities	(286,080)	19,472,846

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	(46,625,000)	(10,794,000)
Distributions received from Cannery Casino Resorts, LLC	—	27,418,214
Net cash (used in) provided by investing activities	(46,625,000)	16,624,214

Financing activities
Proceeds from notes payable to related parties	750,000	—
Contributions from members	10,025,000	—
Net cash provided by financing activities	10,775,000	—

Net (decrease) increase in cash	(36,136,080)	36,097,060
Cash, beginning of period	36,700,714	729,584

Cash, end of period	$564,634	$36,826,644

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$528,691	$1,323,061

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2010 and December 31, 2009, and for the three- and nine-month periods ended September 30, 2010 and 2009, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Also on March 3, 2010, in connection with the Amendment and the issuance of the Series C Preferred Units of CCR (described below), the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  OCM AcquisitionCo, LLC (“AcquisitionCo”) purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other classes of units.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2010, from which the balance sheet information as of December 31, 2009 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$134,256,372	$134,209,957	$385,620,902	$389,226,200

Income from operations	$5,990,938	$2,167,636	$12,653,436	$(3,161,901)

Net loss	$(2,020,868)	$(7,695,282)	$(10,849,596)	$(15,858,869)

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the three months ended September 30, 2010 and 2009 was approximately $519,000 and $472,000, respectively, and for the nine months ended September 30, 2010 and 2009, was approximately $1,556,000 and $1,490,000 respectively. Operating expenses were not material.

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

Management believes it is likely that the undistributed earnings from these tax-paying subsidiaries of CCR will eventually be realized at a gain through the disposition of the Company’s investment in CCR.  However, because OCM has an option to acquire the investment in CCR from Blocker, a high percentage of such gain is expected to flow directly through to OCM’s members without tax effect to the Company.  In addition, Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members.  In 2009, OCM also realized non-recurring substantial income related to a settlement agreement that also flowed through to its member.  Because of these circumstances, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $8,445 as of September 30, 2010.

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

NOTE 6—Financial Instruments

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

Operations Analysis.

Results of Operation

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are as follows:

•                  CCR’s net revenue increased approximately $46,400 for the three months ended September 30, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $19,500 increase in equity in earnings of unconsolidated investees.

•                  The decrease in professional fees was the result of higher legal and accounting fees due to the matters related to CCR’s Termination and Settlement Agreement and fees associated with maintaining the Company’s gaming license requirements in 2009.

Material variables and factors affecting the Company’s income before income taxes for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 are as follows:

•               CCR’s net revenue decreased approximately $3.6 million for the nine months ended September 30, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $1.5 million decrease in equity in earnings of unconsolidated investees.

•               The decrease in professional fees was the result of the higher legal and accounting fees associated with the termination of the CCR Original Purchase Agreement in 2009.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized at a gain through an eventual sale of the Company’s investment in CCR.  (See Note 3 to the consolidated financial statements for additional details.)

The Company’s operations are materially affected by its equity in the operations of CCR and, to a much lesser extent, NP Land.  The United States is experiencing a recession accompanied by, among other things, reduced casino gaming and other recreational activity nationwide, instability in the commercial and investment banking systems and reduced credit availability, and is also engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related uncertainties on the Company’s unconsolidated investees’ future operations and cash flows cannot be estimated at this time but may be significant.  Operational highlights for CCR for the three and nine months ended September 30, 2010 and 2009 are stated as follows:

•                  For the three months ended September 30, 2010, CCR’s consolidated revenues were $134.3 million and were flat compared to the same period for the prior year. Revenues (net) at The Meadows for the three months ended September 30, 2010 decreased $1.2 million. Revenues from slot operations decreased $10.5 million or 13.5%, primarily due to increased competition from the opening of the Rivers Casino in August 2009, and were partially offset by increased revenues from on-and-off track operations and table games operations, which commenced on July 8, 2010, of $4.5 million and $6.8 million, respectively, for the three months ended September 30, 2010.  The Meadows assumed the on-and-off track racing operations on September 1, 2009, that were previously performed by a wholly-owned subsidiary of Magna Entertainment Corp., and thus only the period from September 1 through September 30, 2009 reflects such activities, whereas during 2010, such activities are reflected for the full three months ended September 30, 2010. Collectively, revenues (net) at CCR’s Nevada casinos remained relatively unchanged for the three months ended September 30, 2010 as compared to the same period for the prior year.

•                  For the nine months ended September 30, 2010, CCR’s consolidated revenue decreased $3.6 million as compared to the same period for the prior year.  Revenues (net) at The Meadows for the nine months ended September 30, 2010 decreased $12.3 million, as compared to the same period for the prior year. Revenues from slot operations decreased $27.9 million or 12.8%, as the result of increased competition from the opening of the Rivers Casino (previously discussed) and particularly severe weather conditions in the Western Pennsylvania area, mainly during February 2010 and were partially offset by increased revenues from on-and-off track and table games operations of $19.5 million and $6.8 million, respectively, for the nine months ended September 30, 2010 as compared to the same periods last year. Collectively, revenues (net) at CCR’s Nevada casinos decreased $2.3 million nine months ended September 30, 2010 as compared to the same periods from the prior year primarily due to decrease customer spend per visit.

•                  For the three and nine months ended September 30, 2010, CCR’s consolidated net income increased $5.7 and $5.0 million, respectively, as compared to the same periods for the prior year. The increase in the three months ended was primarily the result of increased income from operations of $3.8 million due to the effective gaming tax rate decreasing from 59.8% in the prior three months ended September 30, 2010 to 54.8% for the same comparable period in the current year. The gaming tax rate on table games is 16.0% versus approximately 59.5% for slot revenues. Other factors that contributed to the increase in net income for the three-month period ended September 30, 2010 include a reduction in casino marketing and leased game expenses of approximately $2.0 million each, as well as a decrease in income tax expense of $1.4 million, offset by an increase in other selling, general and administrative of $2.3 million related to on-and-off track racing operations (previously discussed).

The increase of $5.0 million in net income for the nine months ended September 30, 2010 is primarily result of (i) net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements of $11.2 million from the prior year (ii) decreased interest expense of $1.1 million related to principal reductions to CCR’s outstanding credit facilities, and (iii) increased income from operations of $15.8 million primarily related to an abandonment loss from the closure of the temporary facility at The Meadows and settling a dispute between the Rampart and its landlord of, $20.5 million and $1.8 million, respectively, in the prior year, as well as, a decrease in the effective gaming tax rate (previously discussed) in the current year. Other factors that contributed to the increase in net income for the nine-month period ended September 30, 2010 include a reduction  in casino marketing and leased games expenses of $3.4 million and $2.0 million, respectively, offset by increased other selling, general and administrative expense of $4.6 million for the on-and-off track racing operations (previously discussed) and opening of the permanent facility at The Meadows on April 15, 2010.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

Off Balance Sheet Arrangements

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire the then existing debt, including a $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: November 15, 2010	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: November 15, 2010	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager