Form 10-K
period 2010-12-31
OCM HoldCo, LLC
filed 2011-03-31
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 31, 2011, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

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

When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this annual report on Form 10-K. You should also carefully review the risk factors described in the previously filed Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired 42% of the equity interests of Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.   The Company and Blocker are also parties to an Option to Purchase dated January 5, 2006 as corrected on March 17, 2006 (the “Blocker Option Agreement”), whereby the Company has the option to purchase all of the issued and outstanding units of AcquisitionCo from Blocker.  GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.  In March 2010, the Company, through AcquisitionCo, acquired a 62-1/6% interest in CCR’s Series C Preferred Units (see 2010 Highlights below).

The Company’s current business consists primarily of its ownership of these indirect equity interests in CCR. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•                  owns and operates a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania;

•                  operates the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of northwest Las Vegas; and

•                  owns (subject to a ground lease) and operates the Eastside Cannery Casino and Hotel (the “Eastside Cannery”).

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

VoteCo, InvestCo, the Company and each of the Company’s wholly-owned subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2010, Oaktree managed approximately $82 billion in assets across a wide range of investment strategies, including high yield and convertible bonds, distressed debt, specialized private equity (including power infrastructure), senior loans, real estate, emerging market and Japanese equities and mezzanine finance.  Since its founding in 1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angeles, the firm today has approximately 622 employees and offices in 13 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

Business Developments

In connection with the execution and delivery of the Series B Preferred Purchase Agreement and the transactions related thereto (see 2009 Highlights below), CCR issued an aggregate of 71,614 Series B Preferred Units of CCR (the “Series B Units”) to Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”), and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two”), which are wholly owned subsidiaries of Crown Limited, an Australian company (“Crown Parent” and collectively with Crown One and Crown Two, the “Crown Parties”).  In accordance with the terms and provisions of CCR’s Revised Operating Agreement (see 2010 Highlights below), the Series B Units are convertible on a one-to-one basis (subject to adjustment upon the occurrence of certain events) into Series A2 Preferred Units of CCR (the “Series A2 Units”) at the election of the holder upon the attainment of all requisite regulatory approvals under applicable gaming laws.  Both the Series B Units and the Series A2 Units are non-voting securities, except that so long as the aggregate percentage interests of the holders of the Series A2 Units is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.  On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

2010 Highlights

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

Also on March 3, 2010, in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among the Crown Parties, Millennium Gaming, Inc., a Nevada corporation (“Millennium”), AcquisitionCo, and CCR, CCR sold (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in the Revised Operating Agreement.

In connection with the First Lien Amendment and the issuance of the Series C Preferred Units described below, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.

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

2009 Highlights

On March 12, 2009, the Company entered into the agreements outlined below in connection with the termination of that certain Purchase Agreement by and between the Crown Parties, the Company, Millennium (Millennium and the Company, collectively, the “Original Equityholders”), and CCR (collectively, CCR with Millennium and the Company,  the “Seller Parties”), dated as of December 11, 2007 (as thereafter amended, the “Original Purchase Agreement”), pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the issued and outstanding equity interests of CCR (the “CCR Units”) from the Original Equityholders and rights in the Blocker Option Agreement.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement  (the “Series B Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Units for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Series B Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.   The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement,” as described below, remains unaffected.  The Series B Units have since been converted into Series A2 Units in accordance with the Revised Operating Agreement (see Business Developments above).

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into an Option Agreement (the “Option Agreement”), which granted the Crown Parties an option to complete the purchase of all of the direct and indirect interests of the Original Equityholders in CCR on terms substantially similar to the terms of the Original Purchase Agreement.  The exercise period under the Option Agreement expired in accordance with its terms in March 2011.

With construction completed in April 2009, PA Meadows, LLC, a  Delaware limited liability company and wholly-subsidiary of CCR (“PA Meadows”), opened an approximately 350,000 square-foot permanent casino that replaced the 82,000 square foot temporary casino.  The permanent facility includes 8 restaurants and boutique style bowling alley and nightclub. In addition, the permanent casino houses approximately 3,500 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which, in turn, was funded by a loan from the Company.

Each of the foregoing summaries of the Original Purchase Agreement, the Termination and Settlement Agreement, the Preferred Purchase Agreement and the Option Agreement, does not purport to be complete and is qualified in its entirety by reference to the Original Purchase Agreement, the Termination and Settlement Agreement, the Preferred Purchase Agreement or the Option Agreement, as the case may be, filed as Exhibit 10.30, Exhibit 10.31, Exhibit 10.32 and Exhibit 10.33, respectively, to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

Other Highlights

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

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and, in 2006, completed a $40 million expansion project.  Currently, The Cannery features approximately 80,000 square feet of casino space, including 1,996 slot/video poker machines, 26 table games, poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 201 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Rampart Casino

In December 2002, CCR, through a subsidiary, commenced operations at the Rampart Casino under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc., a Nevada corporation (“Hotspur”).

The Rampart Casino is situated within the JW Marriott Las Vegas Resort, Spa & Golf at the Resort at Summerlin, located in the Summerlin area of northwest Las Vegas. The Rampart Casino’s facilities consist of approximately 50,000 square feet of casino space, approximately 1,200 slot machines, 25 table games, a race and sports book, three restaurants, a bar and three lounges. The JW Marriott Las Vegas Resort is located on over 50 acres of land and consists of a hotel with over 500 guest rooms and suites, a spa, and several restaurants.

The Rampart lease will expire in 2012, and CCR’s management is currently evaluating potential transition options at the end of the lease term. However, there can be no assurance that the CCR will not be required to cease its operations related to Rampart.

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.  The Eastside Cannery replaced the Nevada Palace and opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to The Cannery, with more than 300 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool with cabanas on the property.   The Eastside Cannery’s casino has approximately 65,000 square feet of gaming space, with approximately 1,880 slot machines, 18 table games, a 450-seat bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, five bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

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

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006. With construction completed in April 2009, PA Meadows opened an approximately 350,000 square-foot permanent casino that replaced an approximately 82,000 square foot temporary casino.  The permanent facility includes 7 restaurants and boutique style bowling alley and nightclub. In addition, the permanent casino houses approximately 3,500 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

In January 2010, the Pennsylvania Act was amended to permit table games at slot facilities in Pennsylvania after issuance of a table games certificate by the Pennsylvania Board.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  On April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. At December 31, 2010 table game operations at The Meadows consisted of 48 table games and 20 poker tables.

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

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2010, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.16 billion, representing a year-over-year decline of approximately 4.85% as compared to 2009, according to the Nevada Gaming Control Board.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas decreased from approximately $286 million in 2009 to approximately $268 million in 2010, an approximately 6.29% decrease compared to 2009.  From 2008 to 2009, however, total win from nonrestricted gaming operations increased approximately 1.24%, from $282 million in 2008 to $286 million in 2009.

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

The Boulder Strip Area

The Eastside Cannery is located along the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations  decrease slightly from approximately $792 million in 2004 to approximately $790 million in 2009.  In 2010, nonrestricted gaming operations were approximately $757 million, representing a decrease of 4.18% from the prior year.  Despite the recent decrease, CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Of the states in The Meadows casino’s greater market, other than Pennsylvania, only West Virginia has established slot machine gaming and recently added table games.  Slot machine gaming is relatively new to Pennsylvania.  Pennsylvania has approved 12 slot machine gaming facilities for licensure throughout the state: 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 1 resort-based slot machine facility. The Pennsylvania Board had approved the fifth stand-alone slot machine gaming license for Foxwoods in Philadelphia, but recently revoked the license as the facility has not been built. This decision is currently under appeal.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open and 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse are open.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  The closest stand-alone facility is The Rivers Casino, which opened in August 2009 and is approximately 25 miles from The Meadows.

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

The closest casino competitors to The Cannery are Aliante Station and Santa Fe Station, which are approximately five and six miles, respectively, from the site of the casino, although outside of The Cannery’s primary market area. Other competitors (each more than six miles from The Cannery) include Texas Station Gambling Hall and Fiesta Rancho.  Each of these four competitors is owned by Station Casinos, Inc.  Together, they account for over 6,500 slot machines, over 100 table games and over 500 hotel rooms and suites.  The closest competitor to the Rampart Casino is Suncoast Casino, which is within close proximity to the Rampart Casino.  In addition, the nearby Red Rock Station casino, also owned by Station Casinos, Inc., is a significant competitor of the Rampart Casino.  The next closest competitors, Texas Station, Fiesta Station, and Arizona Charlie’s — Decatur, are each more than five miles away, outside of the Rampart Casino’s primary market area.  The Boulder Strip is home to many competitors.  Prominent casinos along the Boulder Strip include Sam’s Town Hall & Gambling Hall, operated by Boyd Gaming Corporation; and Sunset Station, Boulder Station, Green Valley Ranch and Fiesta Henderson, each owned by Station Casinos, Inc.  These competitors generally have from 1,500 to over 3,100 slot machines, 25 to 70 table games (including poker) and 200 to over 600 hotel rooms and suites.  The Eastside Cannery and a few other smaller casinos along the Boulder Strip may lack the necessary facilities and other amenities to effectively compete in this prominent sub-market.

Las Vegas Strip and Downtown Las Vegas Gaming Market

The Las Vegas Strip is the location of dozens of casinos, including the largest and newest “mega-casinos” in Las Vegas. In addition, the downtown Las Vegas area includes approximately a dozen casinos on or near Fremont Street in old Las Vegas. Casinos located on the Las Vegas Strip or in downtown Las Vegas are typically tourist destinations and generally do not target the locals gaming market.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are The Rivers Casino in Pittsburgh, two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from The Meadows and opened in August 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slot machines.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slot machines.  Both West Virginia facilities added table games in late 2007. The Meadows and The Rivers Casino commenced table game operations in July 2010.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 1 resort-based slot machine facility. The Pennsylvania Board had approved the fifth stand-alone slot machine gaming license for Foxwoods in Philadelphia, but recently revoked the license as the facility has not been built. This decision is currently under appeal.  The 6 racetrack facilities are open and 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse, are open.  The closest in-state licensed facility to The Meadows is The Rivers Casino located in Pittsburgh, Pennsylvania and is approximately 25 miles from The Meadows.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.    In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved. To date, the transaction has not been completed.

Also, the Pennsylvania Board allowed additional applicants to file for the remaining resort hotel slot machine license which allows for 500 slot machines at the facility or 600 slot machines if the facility also operates table games.  Nemacolin Woodlands Resort in Farmington, Pennsylvania applied for the remaining resort hotel slot machine license and is approximately 35 miles from The Meadows.  The license process is a competitive bidding process and there are three other applicants competing for this license.  This license has not yet been awarded as of this date, but it is anticipated that the Pennsylvania Board will make a decision in April or May 2011.

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

Creative Marketing and Promotional Programs.

CCR management believes that promotions and promotional events are one of the primary factors to success in the locals gaming market.  CCR employs a marketing strategy that utilizes innovative, frequent and high-profile promotional programs in order to attract and retain customers and establish a high level of name recognition for CCR’s casinos.  In addition to aggressive marketing through television, radio, and newspaper advertising, CCR creates and sponsors promotional events and has established and promotes an exclusive players club.

Operating Efficiencies.

By operating its Nevada casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies.  For example, The Cannery, the Eastside Cannery and the Rampart Casino participate in the same players’ club, which provides casino patrons with the opportunity to win points at any CCR location and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts.  In addition, CCR realizes equipment cost savings from, among other things, identical player-tracking systems in its casinos.  These player-tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions.  Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2010, CCR and its subsidiaries had approximately 3,869 active employees and approximately 2,885 full-time equivalent employees.  Of these employees, 478 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

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

The operations and properties of The Meadows are, and will continue to be, subject to a wide variety of complex and stringent environmental laws.  CCR management believes that these operations and properties are in compliance in all material respects with all environmental laws.  As a result, CCR management believes that the future cost of compliance with and liability under existing environmental laws applicable to The Meadows will not have a material adverse effect on PA Meadows’ future financial conditions, cash flows or results of operations.

REGULATORY MATTERS

CCR and its equity holders, including the Company, are subject to gaming regulation in Nevada and gaming and harness racing regulation in Pennsylvania. The ownership and operation of casino gaming facilities in Nevada are subject to the gaming laws and regulations of the State of Nevada, including the Nevada Gaming Control Act (such laws and regulations, the “Nevada Act”), and the licensing and regulatory control of the Nevada Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board, the City of Las Vegas and the City of North Las Vegas (collectively, the “Nevada Gaming Authorities”). The ownership and operation of slot machine facilities in Pennsylvania are subject to the Pennsylvania Race Horse Development and Gaming Act (such laws and regulations, the “Pennsylvania Act”) and the licensing and regulatory control of the Pennsylvania Board. The ownership and operation of harness racing tracks in Pennsylvania are subject to the harness racing laws and regulations of the Commonwealth of Pennsylvania, including the Race Horse Industry Reform Act (such laws and regulations, the “RHIRA”), and the licensing and regulatory control of the Pennsylvania State Harness Racing Commission (“Pennsylvania Commission”).

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

A license or permit issued by the Pennsylvania Board is a privilege and, except as set forth below, may not be sold, transferred or assigned to any person, nor shall a licensee or permittee pledge or otherwise grant a security interest in a license. A licensee must notify the Pennsylvania Board prior to or immediately upon becoming aware of any proposed or contemplated change of ownership by a group or person which involves (i) more than 5% of the licensee’s ownership interests, (ii) more than 5% of the ownership interests of an entity that owns, directly or indirectly, at least 20% of the voting or other ownership interests of the licensee, (iii) a sale, other than in the ordinary course of business, of a licensee’s assets, or (iv) any other transaction or occurrence deemed to be relevant by the Pennsylvania Board. A purchaser of the assets of a licensee other than in the ordinary course of business or of more than 20% of the licensee’s ownership interests must independently qualify for a license and pay a new license issuance fee of $50 million. However, the fee is subject to reduction in the discretion of the Pennsylvania Board. WTA and Crown received approval from the Pennsylvania Board on February 24, 2011 with respect to the conversion of Crown’s Series B Units in CCR into Series A2 Units in CCR described in Note 9 to the consolidated financial statements. The Pennsylvania Board imposed a one-time license fee of $2.5 million on Crown in connection therewith.

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

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) that licensee has adequate funds to commence table games operations and pay the license fee; (iv) that the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) that licensee has sufficient business ability and experience to maintain table games operation; (vi) that internal and external security and proposed surveillance are adequate for table games; (vii) that the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  On April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. At December 31, 2010 table game operations at The Meadows consisted of 48 table games and 20 poker tables.  In connection with the commencement of these operations, The Meadows was required to pay a one time non-refundable table game authorization fee of $16.5 million.  WTA also will be subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at The Meadows.  The tax on daily gross table games revenue then decreases to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission.  Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”).  Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc. (“MLR”), each holds one of the five Harness Racing Licenses.  In June 2007, the Pennsylvania Commission granted the sole remaining Harness Racing License to Valley View Downs, LP. However, the Valley View Downs project has not been completed as a result of the bankruptcy of Centaur LLC, the parent company of Valley View Downs.

Once a Harness Racing License has been issued, the RHIRA provides that such license shall remain in effect so long as the licensee complies with all conditions, rules, regulations and provisions of the RHIRA.  Harness Racing Licenses are not transferable.  The RHIRA requires that each holder of a Harness Racing License shall, within ten days after any transfer of stock comprising an interest of 5% or more of such licensee, notify the Pennsylvania Commission of such transfer.  Such licensee must also file with the Pennsylvania Commission affidavits from the proposed transferees setting forth certain required information regarding the proposed transfer and the proposed transferee. On January 20, 2011, the Pennsylvania Commission approved the conversion of Crown’s Series B Units in CCR into Series A2 Units in CCR, as described in Note 9 to the consolidated financial statement.

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

Item 2.  Properties.

Neither the registrant nor any of its consolidated subsidiaries owns real property.

Item 3.  Legal Proceedings.

As of March 31, 2011, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 31, 2011, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

Item 4.  (Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of March 31, 2011, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

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

The Company’s current business consists primarily of its indirect ownership of a 42% interest in CCR’s Series A Units (subsequently reduced to 31.71% as described in Note 9 to the consolidated financial statements), 62-1/6% interest in CCR’s Series C Preferred Units and a 33-1/3% equity interest in NP Land. CCR operates three Las Vegas casinos, The Cannery, the Eastside Cannery, the Rampart Casino, and The Meadows, a harness racetrack and casino in Pennsylvania.  NP Land owns the land of the current site of the Eastside Cannery, which it leases to a subsidiary of CCR.

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

In March 2009, the Company, its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity contribution to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contributions by AcquisitionCo were funded by an equity contribution from OCM Blocker, LLC, which, in turn, were funded by loans from the Company.

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

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2010 compared to the year ended December 31, 2009 follows:

•                  CCR’s net revenue increased approximately $4.3 million for the year ended December 31, 2010, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $1.8 million increase in equity in earnings of unconsolidated investees.

•                  In March 2009, the Company received a payment of $21 million from the Crown Parties as its share of the settlement payment in connection with the termination of the Original Purchase Agreement in 2009.

•                  The decrease in professional fees was the result of the higher legal and accounting fees associated with the termination of the Original Purchase Agreement in 2009.

The Company’s provision for income tax benefits for both periods does not bear an expected relationship with its income before income tax benefits because of material nonrecurring transactions, including some that pass-through and are taxable to the Company’s members.  In addition, material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, that are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR. Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized as a gain through an eventual sale of the Company’s investment in CCR.  (See Note 4 to the consolidated financial statements for additional details.)

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

Operational highlights for CCR for the periods ended December 31, 2010 and 2009, are as follows:

•      Revenues (net) for the year ended December 31, 2010 increased approximately $4.3 million as compared to the prior year.  The increase primarily resulted from the on-and-off track racing operations at The Meadows of $19.0 million. The Meadows assumed the on-and-off track racing operations on September 1, 2009, and, thus, the increase is a reflection of twelve months of operations as compared to only four months of operations in the previous year. These operations were previously performed by a wholly-owned subsidiary of Magna Entertainment Corporation. Slot (net) revenues at The Meadows decreased by approximately $29.1 million as compared to the prior year primarily due to increased competition from the opening of The Rivers Casino in August 2009. The decrease in slot revenues was partially offset by the increase in the on-and-off track operations (as previously discussed) and $12.9 million from table games operation, which commenced on July 8, 2010.  Collectively, the revenues (net) at CCR’s Nevada casinos remained relatively unchanged for the year ended December 31, 2010 as compared to the same period for the prior year.

•      Income from operations increased approximately $20.5 million, primarily due to the effective gaming tax rate decreasing from approximately 58.4% to 54.9% at The Meadows resulting in a decrease in gaming taxes of approximately $13.7 million for the comparable period in the prior year. The gaming tax rate on table games is 16.0% and approximately 59.5% on slot machine revenues. Other factors that contributed to the increase in income from operations include (i) an abandonment loss at The Meadows and settling a dispute between the Rampart and its landlord of $20.5 million and $1.8 million, respectively, in the prior year and (ii) a reduction in casino marketing and casino leased games expense of approximately $5.2 million and $4.8 million, respectively, as compared to the prior year. The increases were partially offset by (x) the increased operating cost for table games and on and off track racing operations (as previously discussed) of $6.7 million and $17.5 million, respectively and (y) increased other selling, general and administrative expenses of $5.7 million related to opening of the permanent facility at the Meadows on April 15, 2010 and assumption of the on-and-off track operations.

•      Net loss for the year ended December 31, 2010 decreased approximately $8.1 million compared to the prior year.  The decrease in net loss was primarily a result of the increase in income from operations (as previously discussed) and decreased interest expense of $1.4 million related to principal reduction in CCR’s outstanding credit facilities. The increases were partially offset by net gains associated with the termination of the Original Purchase Agreement and investment banking arrangements of approximately $11.0 million in the prior year and increased income tax expense of $2.3 million as compared to the prior year.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years.  However, there is no assurance that inflation will not adversely affect its business in the future.

Liquidity and Capital Resources

The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

In March 2009, the Company received $21 million in connection with the termination of the Original Purchase Agreement and subsequently received an additional distribution from CCR totaling $21 million net of the $5.21 million concurrent equity contribution to CCR.  As disclosed above, the Company from time to time has also made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants including approximately $10.8 million in 2009 and approximately $46.6 million in March 2010 in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans and the Company’s recurring prospective need for liquidity and capital resources is principally associated with the financing of its income tax obligations when due and, to a lesser extent, the costs associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

Additional Conditional Commitments

In March 2009 and May 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contributions by AcquisitionCo were funded by equity contributions from Blocker, which, in turn, were funded by loans from the Company.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this annual report.  Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Internal Control over Financial Reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 31, 2011, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	52	Manager of the Company & CCR
Ronald N. Beck	55	Manager of the Company & CCR
William Paulos	63	Manager of CCR
William Wortman	64	Manager of CCR

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

Generally, in all other respects, VoteCo has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose.  Except as otherwise expressly required by applicable law, InvestCo, as the sole holder of the Company’s Class B Membership Units, has neither any right to vote on any matters to be voted on by the members of the Company, nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

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

The following table sets forth, as of March 31, 2011, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

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

The following table sets forth, as of March 31, 2011, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

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

In March 2009 and May 2009, Millennium and the Company, through AcquisitionCo, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The equity contributions by AcquisitionCo were funded by equity contributions from Blocker, which, in turn, were funded by loans from the Company.

In March 2010, Millennium, the Company, through AcquisitionCo, and Crown Limited, through two subsidiaries, made equity contributions to CCR for the purpose of maintaining CCR’s compliance with its debt covenants. The equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which, in turn, was funded by a loan from the Company.

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

In September 2006, the Company, through its subsidiaries, acquired MGIM, LLC’s 33-1/3% equity interest in CCR in exchange for the cancellation of the $64 million AcquisitionCo Loan to MGIM, LLC, and a 33-1/3% equity interest in NP Land in exchange for the cancellation of the $4,282,454 LandCo Loan.  The $10,607,245 InvestCo NP Loans and the $5,125,000 InvestCo/MGIM Loan were repaid.  In addition, a wholly-owned subsidiary of CCR, Nevada Palace, LLC, entered into a lease with NP Land of the 22 acres on which the Eastside Cannery sits.  Nevada Palace, LLC also acquired from entities affiliated with Mr. Wortman gaming equipment and other operating assets for approximately $8 million and assumed approximately $1,340,000 of slot machine lease liabilities and $156,000 (accrued as part of the purchase price) of certain other liabilities directly associated with the continuation of operations of the Nevada Palace at the time its gaming assets were sold to CCR.  The NP Land lease is for a 35-year term at a fixed rental rate of $205,761 per month (as of December 31, 2010), subject to periodic inflationary adjustments, and required a $3 million security deposit.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $3,169,267 and $3,142,991 in  2010 and 2009, respectively, pursuant to separate agreements with CCR’s casinos.  Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement has an initial term that expires in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has historically purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos had a financial interest.  CCR incurred no such costs in 2010 and 2009.  CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage its Nevada operations.  CCR incurred fees to MMG II of $6,028,703 and $6,296,955 in 2010 and 2009, respectively, in connection with these arrangements.

During 2007, Mr. Wortman incurred certain obligations in connection with the development of certain gaming opportunities in New Hampshire.  In connection with pursuing such opportunities, NH Downs has a receivable of approximately $9.1 million from Mr. Wortman.

On July 15, 2006, CCR executed with Millennium a 10-year lease of an executive office building and adjacent parking spaces. The lease is for a fixed rental rate of $34,681 per month, subject to periodic inflationary adjustments, and grants Millennium two 5-year renewals.

The management of CCR believes that the transactions relating to the ATM processing services, the provision of promotional merchandise, the executive office lease and the operation and management of its Nevada operations, are on terms that are substantially similar to terms that would be available to unaffiliated third parties and are expected to continue in the future.

An affiliate of one of the Company’s members provides the Company with certain administrative support services for an annual fee of $50,000, based on hourly rates of assigned personnel.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2010 and 2009, we incurred annual audit and quarterly financial statement review fees totaling approximately $152,000 and $168,000, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

We did not incur audit-related fees to Piercy Bowler Taylor & Kern, our independent registered public accounting firm in 2010. In 2009, we incurred $9,500 to Piercy Bowler Taylor & Kern, for assurance and related services in connection with the Company’s response to comment letters from the Commission.

Tax Fees:

For 2010 and 2009, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2010 and 2009, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

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

DATE:	OCM HoldCo, LLC

March 31, 2011	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

March 31, 2011	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager	March 31, 2011

/s/ Ronald N. Beck	Manager	March 31, 2011
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2010

and December 31, 2009

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 31, 2011

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash	$506,264	$36,700,714
	506,264	36,700,714
Other assets
Investment in Cannery Casino Resorts, LLC	139,575,666	98,464,347
Investment in NP Land, LLC	6,928,965	6,230,875
Gaming and related license costs	805,698	805,698
Deferred tax asset	13,129,333	8,764,049
	$160,945,926	$150,965,683

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $46,802 and $28,276 to a related party in 2010 and 2009	$58,667	$38,779
Taxes payable	—	141,341
Deferred tax liabilities	555,232	121,000
Related party loan	750,000	—
	1,363,899	301,120

Members’ equity	159,582,027	150,664,563
	$160,945,926	$150,965,683

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009

Income
Interest income	$812	$4,724
Equity in loss of unconsolidated investees	(5,644,505)	(9,050,645)
Settlement fee	—	21,000,000
	(5,643,693)	11,954,079
Costs and expenses
Professional fees	291,863	1,551,450
Other administrative expenses, including $50,000 to a related party in 2010 and 2009	54,763	54,733
Interest expense, related parties	18,526	—
	365,152	1,606,183

(Loss) income before income tax benefit	(6,008,845)	10,347,896

Federal income tax benefit, deferred	4,362,515	3,608,503

Net (loss) income	$(1,646,330)	$13,956,399

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2010 and 2009

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings
2010
Balance, beginning of year	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,646,330)	—	(1,646,330)
Contributions from members	10,025,000	—	10,025,000
Equity in other comprehensive loss of unconsolidated investee, net of tax:
Unrealized gain on investments	83,127	83,127	—
Unrealized gain on interest rate swap agreements	455,667	455,667	—

Balance, end of year	$159,582,027	$(135,296)	$159,717,323

2009
Balance, beginning of year	$134,686,267	$(2,695,987)	$137,382,254
Net income	13,956,399	—	13,956,399
Equity in other comprehensive loss of unconsolidated investee, net of tax:
Unrealized gain on investments	145,409	145,409	—
Unrealized gain on interest rate swap agreements	1,876,488	1,876,488	—

Balance, end of year	$150,664,563	$(674,090)	$151,338,653

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
Operating activities
Net (loss) income	$(1,646,330)	$13,956,399
Equity in earnings of unconsolidated investees	5,644,505	9,050,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities consisting of increases in operating (assets) liabilities:
Deferred income tax benefit	(4,221,174)	(3,749,844)
Accounts payable and accrued expenses	19,890	(51,625)
Taxes payable	(141,341)	141,341

Net cash (used in) provided by operating activities	(344,450)	19,346,916

Investing activities
Investment in Cannery Casino Resorts, LLC	(46,625,000)	(10,794,000)
Distributions received from Cannery Casino Resorts, LLC	—	27,418,214

Net cash (used in) provided by investing activities	(46,625,000)	16,624,214

Financing activities
Proceeds from notes payable to related parties	750,000	—
Contributions from members	10,025,000	—

Net cash provided by financing activities	10,775,000	—

Net (decrease) increase in cash	(36,194,450)	35,971,130

Cash, beginning of year	36,700,714	729,584

Cash, end of year	$506,264	$36,700,714

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$538,794	$2,021,897

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2010

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

The Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns a 42% interest in the Series A Units of Cannery Casino Resorts, LLC (“CCR”) (subsequently reduced to 31.71% as described in Note 9 to these financial statements), a 62-1/6% interest in CCR’s Series C Preferred Units (Note 3) and a 33 1/3% equity interest in NP Land, LLC (“NP Land”). The Company’s current business consists primarily of its ownership of these equity interests. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  The primary assets of NP Land are approximately 22 acres of land, the primary site of the Eastside Cannery, which land is leased to a wholly-owned subsidiary of CCR. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.  In April 2009, The Meadows completed an approximately 350,000 square-foot permanent casino.

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

On March 3, 2010 (Note 3), in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among Crown Limited, an Australian company and its affiliates (the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation and holder of 58% of CCR’s the Series A1 Units (“Millennium”), and OCM AcquisitionCo, LLC and CCR, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo in accordance with the terms and conditions of the Series C Preferred Purchase Agreement.

On December 11, 2007, the Company and CCR’s 58%-member (the “Original Equityholders”) entered into a definitive agreement with CCR and the Crown Parties, to sell, directly or indirectly, all of the issued and outstanding equity interests of CCR to the Crown Parties, which transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the purchase agreement when it was determined that the preconditions to completion would not be satisfied in time to allow the purchase to proceed.  Under the termination agreement, a full release has been given to all parties and the Crown Parties paid CCR’s members $50 million ($21 million to the Company).

In connection with the termination and settlement agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement (the “Series B Preferred Purchase Agreement”) in March 2009.  On April 24, 2009, CCR sold to the Crown purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Series B Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.  The Series B Units were converted into Series A2 Units effective as of March 8, 2011.  See Note 9 below.

In May 2009, CCR distributed $26.21 million of the $320 million to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In March 2009, the Company, through its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants

The additional equity contribution by AcquisitionCo was funded by an equity contribution from OCM Blocker, LLC, which, in turn, was funded by a loan from the Company.

Costs incurred by CCR on behalf of the Original Equityholders relating to the initial definitive agreement were $2.9 million ($1.2 million to the Company).  The $1.2 million is included in these financial statements as a distribution received from CCR and related professional fees in like amount.

Concentrations and economic uncertainties

The Company and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

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

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009, include the accounts of the Company and its wholly-owned subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2010, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

On March 3, 2010, in connection with the Amendment and the issuance of the Series C Preferred Units of CCR, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement created a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  OCM AcquisitionCo purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other classes of units.

On September 22, 2006, the Company, through a subsidiary, acquired a 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land, both Nevada limited liability companies, in exchange for cancellation of loans of $64 million and $4,282,454, and accrued interest of $5,470,685 and $502,631, respectively. The Company’s acquisition of the 33-1/3% equity interest in CCR and a 33-1/3% equity interest in NP Land was completed pursuant to the terms and conditions of the CUP Agreement. On November 14, 2006, the Company, through a subsidiary, contributed an additional $50 million to CCR, increasing its Series A1 interest in CCR from 33-1/3% to 42%. For the year ended December 31, 2010, the Company’s equity in earnings (loss) of CCR and NP Land totaled ($6,342,595) and $698,090, respectively.  For the year ended December 31, 2009, the Company’s equity in the earnings (loss) of CCR and NP Land totaled ($9,728,069) and $677,424 respectively.

In March 2009, the Company, through its wholly-owned subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity contribution to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contributions by AcquisitionCo were funded by equity contributions from OCM Blocker, LLC, which, in turn, were funded by loans from the Company.

The following tables present condensed financial information of CCR as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009:

	2010	2009
Balance Sheet
Current assets	$79,277,000	$84,153,000
Investments in securities	10,926,000	11,646,000
Property and equipment, net	719,025,000	753,312,000
Other	120,666,000	120,568,000
	$929,894,000	$969,679,000

Current liabilities	$50,399,000	$52,650,000
Long-term liabilities	492,334,000	592,837,000
Member’s equity	387,161,000	324,192,000
	$929,894,000	$969,679,000

Income Statement
Revenue	$513,687,000	$509,435,000

Net loss	$(15,101,000)	$(23,162,000)

The unaudited total assets of NP Land at December 31, 2010 and 2009, was approximately $5,300,000 and $5,100,000, respectively.  The unaudited net income for the years ended December 31, 2010 and 2009, was approximately $2,100,000 and $2,000,000, respectively.

Excess cumulative equity in earnings recognized over distributions received from unconsolidated investees (or the reverse) is approximately as follows:

	2010	2009
Cumulative excess equity in earnings (distributions)
CCR	$(6,343,000)	$(37,146,000)
NP Land	698,000	677,000
	$(5,645,000)	$(36,469,000)

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax-paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker.  Blocker also incurs interest expense ($2,852,596 for 2010 and $1,038,831 for 2009) on inter-company indebtedness ($60,487,796 and $13,862,796 at December 31, 2010 and 2009, respectively) that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2010 and 2009:

	2010		2009
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$(2,103,096)	(35)%	$3,621,764	35%
General business tax credits	(328,129)	(5)%	(320,816)	(3)%
Miscellaneous CCR attributes	600,201	10%	(6,896,211)	(67)%
Intercompany interest expense	(998,409)	(17)%	(363,591)	(4)%
Attributes passed through to members	127,803	2%	562,164	5%
CCR income not taxable to Company	(1,111,018)	(19)%	(211,813)	(2)%
2009 return to provision reconciliation	(549,869)	(9)%	—	—
Tax at effective rate	$(4,362,517)	(73)%	$(3,608,503)	(35)%

At December 31, 2010, Blocker had approximately $47,788,065 and $1,418,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land:

	December 31, 2010	December 31, 2009
Basis adjustment (Section 754 elections)	$(6,970,000)	$(5,683,000)
Other CCR attributes	(5,193,000)	(4,164,000)
Other comprehensive income	73,000	363,000
Other NP Land attributes	10,000	13,000
General business tax credits	1,418,000	1,090,000
Minimum tax credit carryover	—	141,000
Distributions from unconsolidated investee	6,510,000	7,779,000
Net operating loss carryforwards	16,725,000	9,104,000
	12,573,000	8,643,000

Deferred tax liability, current	555,000	121,000

Deferred tax asset, non-current	$13,128,000	$8,764,000

The other CCR attributes shown above consist primarily of depreciation and amortization.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2007 through 2009) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken. The Company is generally subject to audit for tax years 2007 and forward.  Subsequent to December 31, 2010, Blocker was informed that it will be audited for the 2009 tax year by the IRS.  The 2009 audit is not expected to have a material effect on the Company’s financial statements.

NOTE 5—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $18,526 as of December 31, 2010.

NOTE 6—Contingencies

The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

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

On March 12, 2009, in connection with the termination and settlement of an earlier agreement, the Original Equityholders and CCR entered into an Option Agreement (the “Option Agreement”) with the Crown Parties. The Option Agreement grants the Crown Parties the option to purchase all of the direct and indirect interests of the Original Equityholders in CCR, on terms substantially similar to the terms of an earlier purchase agreement described elsewhere in this filing.  The exercise period under the Option Agreement expired in accordance with its terms in March 2011.

In May 2008, a wholly-owned subsidiary of the Company entered into a loan repayment guarantee agreement which terminated prior to May 15, 2009, as expected. As of April 15, 2009, the Company is no longer conditionally required in certain limited circumstances to make an additional equity investment in CCR’s subsidiary, PA Meadows.

NOTE 7—Other Income, Settlement Agreement

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

NOTE 8—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.

NOTE 9—Subsequent Events

On March 8, 2011, Crown One and Crown Two converted 71,614 Series B Units of CCR into Series A2 Units of CCR in accordance with the CCR’s Revised Operating Agreement.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.