Form 10-Q
period 2011-03-31
OCM HoldCo, LLC
filed 2011-05-16
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(213) 830-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$495,475	$506,264

Other assets
Investment in Cannery Casino Resorts, LLC	139,353,590	139,575,666
Investment in NP Land, LLC	7,106,552	6,928,965
Gaming and related licenses	805,698	805,698
Deferred tax assets	13,516,693	13,129,333
	$161,278,008	$160,945,926

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $69,294 and $46,802 to related parties	$122,566	$58,667
Deferred tax liabilities	421,407	555,232
Related party loans	750,000	750,000
	1,293,973	1,363,899

Members’ equity	159,984,035	159,582,027
	$161,278,008	$160,945,926

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	2011	2010

Income (loss)
Interest income	$119	$624
Equity in loss of unconsolidated investees	(194,602)	(1,832,915)
	(194,483)	(1,832,291)

Costs and expenses
Professional fees	51,247	79,220
Administrative fees and other expenses, including $12,500 and $12,500 to a related party	13,566	13,203
Interest expense, related parties	9,992	—
	74,805	92,423

Loss before income tax benefit	(269,288)	(1,924,714)

Federal income tax benefit, deferred	573,723	655,690

Net income (loss)	$304,435	$(1,269,024)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2011 and 2010

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	304,435	—	304,435
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	98,443	98,443	—
Unrealized loss on interest rate hedge agreements	(870)	(870)	—

Balances, end of period	$159,984,035	$(37,723)	$160,021,758

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,269,024)	—	(1,269,024)
Contributions from member	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	47,117	47,117	—
Unrealized gain on interest rate hedge agreements	479,608	479,608	—

Balances, end of period	$159,947,264	$(147,365)	$160,094,629

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2011 and 2010

	2011	2010

Operating activities
Net income (loss)	$304,435	$(1,269,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated investees	194,602	1,832,915
Deferred income taxes	(573,723)	(655,690)
Increase in accounts payable and accrued expenses	63,897	65,592
Net cash used in operating activities	(10,789)	(26,207)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	—	(46,625,000)

Financing activities
Contributions from members	—	10,025,000

Net decrease in cash	(10,789)	(36,626,207)
Cash, beginning of period	506,264	36,700,714

Cash, end of period	$495,475	$74,507

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$97,573	$526,726

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2011 and December 31, 2010, and for the three-month periods ended March 31, 2011 and 2010, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cannery Casino Resorts, LLC (“CCR”) is an unconsolidated investee of OCM.  In connection with the execution and delivery of the Series B Preferred Purchase Agreement and the transactions related thereto, CCR issued, effective as of March 8, 2011, an aggregate of 71,614 Series B Preferred Units of CCR (the “Series B Units”) to Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”), and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two”), which are wholly owned subsidiaries of Crown Limited, an Australian company (“Crown Parent” and collectively with Crown One and Crown Two, the “Crown Parties”).  In accordance with the terms and provisions of CCR’s Revised Operating Agreement, the Series B Units are convertible on a one-to-one basis (subject to adjustment upon the occurrence of certain events) into Series A2 Preferred Units of CCR (the “Series A2 Units”) at the election of the holder upon the attainment of all requisite regulatory approvals under applicable gaming laws.  Both the Series B Units and the Series A2 Units are non-voting securities, except that so long as the aggregate percentage interests of the holders of the Series A2 Units is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.  On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2011, from which the balance sheet information as of December 31, 2010 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended
	March 31,
	2011	2010

Revenues	$132,754,465	$121,431,249

Income from operations	$8,493,011	$2,451,404

Net loss	$(945,351)	$(4,775,574)

The unaudited net income of NP Land, LLC, a Nevada limited liability company (“NP Land”), for the three months ended March 31, 2011 and 2010 was approximately $533,000 and $518,000, respectively.  Operating expenses were not material.

On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Units of CCR, which, after giving effect to the conversion of the Series B Units, accounted for 31.71% of the aggregate Series A Units of CCR (as compared to 42% prior to such conversion).

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2007 through 2009) and concluded that the Company has no recordable liability as a result of certain uncertain tax positions taken.  The Company is generally subject to audit for tax years 2007 and forward.  Subsequent to December 31, 2010, Blocker was informed that it will be audited for the 2009 tax year by the IRS.  The 2009 audit is not expected to have a material effect on the Company’s financial statements.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $28,518 as of March 31, 2011.

NOTE 5—Contingencies

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

Overview

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  On March 8, 2011, the equity interest in CCR was reduced to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (see Recent Developments below).  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  CCR, through a subsidiary, operates the Rampart under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc. (“Hotspur”), which owns the hotel and resort facilitie in which the casino is housed.  This sublease will expire on March 31, 2012.  Hotspur has announced that it intends to manage the casino internally in the future.  Accordingly, CCR’s management is currently evaluating transition plans for the likely conclusion of CCR’s operations related to Rampart at the end of the lease term. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement (the “Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.   The Series B Units have no coupon and are not subject to mandatory redemption.  The “Option Agreement,” as described below, was not affected.  See Recent Developments below.

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

Recent Developments

On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, are as follows:

•               CCR’s net revenue increased approximately $11.3 million for the three months ended March 31, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $4.4 million increase in equity in earnings of unconsolidated investees.

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

Operational highlights for CCR for the three month periods ended March 31, 2011 and 2010 are as follows:

•                  Revenues increased approximately $11.3 million for the three month period ended March 31, 2011 as compared to the same period in the prior year primarily due to table games and poker revenues of $8.5 million and increased slot revenues of $3.6 million at The Meadows.  The Meadows commenced table games and poker operations on July 8, 2010. Slot revenues at The Meadows increased approximately $3.6 million as a result of better weather during the 2011 period and slightly higher slot hold percentages.  Revenues (net) for Nevada operations decreased approximately $1.7 million mainly due to lower customer visits and reduced customer spending at the Cannery Hotel and Casino.

•                  Net loss for the three months ended March 31, 2011 decreased approximately $3.8 million as compared to the same period in 2010 primarily due to the increase in revenue (as previously discussed). The increase was offset by (i) increased operational costs at The Meadows related to table games and poker operations of approximately $3.9 million, (ii) increase in gaming taxes of $3.5 million associated with the increase in slot and table game revenues at the Meadows, and (iii) increased income tax expense of $2.6 million. The increase in expenses was partially off-set by a decrease in slot participation and casino marketing expense of $1.6 million and $1.1 million, respectively, as compared to the same period in the prior year.

Liquidity and Capital Resources

The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and, consequently, the Company’s liquidity and capital resources, cannot be estimated at this time but may likely be significant.

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

Off Balance Sheet Arrangements

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”) (see Overview above).  Portions of the proceeds were used to retire the then existing debt, including $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.

On March 3, 2010, CCR entered into the First Lien Amendment which changed certain covenants and provisions of the Credit Agreement as previously described (see Overview above).

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: May 16, 2011	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: May 16, 2011	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager