Form 10-Q
period 2011-06-30
OCM HoldCo, LLC
filed 2011-08-15
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$8,412,429	$506,264

Other assets
Investment in Cannery Casino Resorts, LLC	138,431,635	139,575,666
Investment in NP Land, LLC	—	6,928,965
Gaming and related licenses	805,698	805,698
Deferred tax assets	14,080,294	13,129,333
	$161,730,056	$160,945,926

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $92,028 and $46,802 to related parties	$149,052	$58,667
Deferred tax liabilities	357,927	555,232
Related party loans	750,000	750,000
	1,256,979	1,363,899

Members’ equity	160,473,077	159,582,027
	$161,730,056	$160,945,926

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

Income (loss)
Interest income	$895	$1	$1,014	$625
Equity in loss of unconsolidated investees	(853,817)	(1,529,604)	(1,048,419)	(3,362,519)
Gain on sale of unconsolidated investee	799,289	—	799,289	—
	(53,633)	(1,529,603)	(248,116)	(3,361,894)

Costs and expenses
Professional fees	86,781	113,169	138,028	192,389
Administrative fees and other expenses	13,414	15,265	26,980	28,468
Interest expense, related parties	10,234	—	20,226	—
	110,429	128,434	185,234	220,857

Loss before income tax benefit	(164,062)	(1,658,037)	(433,350)	(3,582,751)

Income tax benefit	636,190	789,436	1,209,913	1,445,126

Net income (loss)	$472,128	$(868,601)	$776,563	$(2,137,625)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2011 and 2010

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	776,563		776,563
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	115,272	115,272	—
Unrealized loss on interest rate hedge agreements	(785)	(785)	—

Balances, end of period	$160,473,077	$(20,809)	$160,493,886

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(2,137,625)	—	(2,137,625)
Contributions from member	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	73,258	73,258	—
Unrealized gain on interest rate hedge agreements	459,240	459,240	—

Balances, end of period	$159,084,436	$(141,592)	$159,226,028

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2011 and 2010

	2011	2010

Operating activities
Net income (loss)	$776,563	$(2,137,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,048,419	3,362,519
Gain on sale of unconsolidated investee	(799,289)	—
Deferred income taxes	(1,209,913)	(1,445,126)
Increase in accounts payable and accrued expenses	90,385	126,667
Net cash used in operating activities	(93,835)	(93,565)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	—	(46,625,000)
Proceeds from the sale of unconsolidated investee	8,000,000	—
Net cash provided by (used in) investing activities	8,000,000	(46,625,000)

Financing activities
Contributions from members	—	10,025,000

Net increase (decrease) in cash	7,906,165	(36,693,565)
Cash, beginning of period	506,264	36,700,714

Cash, end of period	$8,412,429	$7,149

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$114,487	$532,496

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2011 and December 31, 2010, and for the three and six month periods ended June 30, 2011 and 2010, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cannery Casino Resorts, LLC (“CCR”) is an unconsolidated investee of OCM.  In connection with the execution and delivery of the Series B Preferred Purchase Agreement and the transactions related thereto, CCR issued, effective as of March 12, 2009, an aggregate of 71,614 Series B Preferred Units of CCR (the “Series B Units”) to Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”), and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two”), which are wholly owned subsidiaries of Crown Limited, an Australian company (“Crown Parent” and collectively with Crown One and Crown Two, the “Crown Parties”).  In accordance with the terms and provisions of CCR’s Revised Operating Agreement, the Series B Units are convertible on a one-to-one basis (subject to adjustment upon the occurrence of certain events) into Series A2 Preferred Units of CCR (the “Series A2 Units”) at the election of the holder upon the attainment of all requisite regulatory approvals under applicable gaming laws.  Both the Series B Units and the Series A2 Units are non-voting securities, except that so long as the aggregate percentage interests of the holders of the Series A2 Units is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.  On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% indirect equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”) for $8,000,000 in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  This transaction closed on May 19, 2011.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2011, from which the balance sheet information as of December 31, 2010 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$134,563,842	$129,933,281	$267,318,310	$251,364,530

Income from operations	$6,939,789	$4,211,094	$15,432,800	$6,662,498

Net loss	$(2,771,441)	$(4,053,154)	$(3,716,792)	$(8,828,728)

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% indirect equity interest in NP Land for $8,000,000 in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  The transaction closed on May 19, 2011. At the time of the sale, the Company had an investment of approximately $7.2 million in NP Land and recognized a gain on the sale of approximately $0.8 million.

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2007 through 2010) and concluded that the Company has no recordable liability as a result of certain uncertain tax positions taken.  The Company is generally subject to audit for tax years 2007 and forward.  Subsequent to December 31, 2010, Blocker was informed that it will be audited for the 2009 tax year by the IRS.  The 2009 audit is not expected to have a material effect on the Company’s financial statements.

On June 23, 2011, the Internal Revenue Services (“IRS”) proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009.  The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility.  The IRS has taken a position that this loss deduction should be disallowed.  However, CCR management intends to vigorously defend its position and maintains that the position taken was proper and supported by applicable laws and regulations and, therefore, has recorded no liability for uncertain tax positions taken.  The net effect of an adjustment, should the IRS prevail, would be a reduction of the net operating loss carry forward for the CCR subsidiary in future years.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $38,752 as of June 30, 2011.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011 (see Recent Developments below).  On March 8, 2011, the equity interest in CCR was reduced to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (see Recent Developments below).  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operates the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  CCR, through a subsidiary, operates the Rampart under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc. (“Hotspur”), which owns the hotel and resort facilities in which the casino is housed.  This sublease will expire on March 31, 2012.  Hotspur has announced that it intends to manage the casino internally in the future.  Accordingly, CCR’s management is currently evaluating transition plans for the likely conclusion of CCR’s operations related to Rampart at the end of the lease term. In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “Credit Agreements”).  Portions of the proceeds were used to retire then-existing debt, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  The Eastside Cannery (which replaced a former casino) opened on August 28, 2008, and the 350,000 square-foot permanent casino at The Meadows opened on April 15, 2009.

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

Recent Developments

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land for $8,000,000 in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  The transaction closed on May 19, 2011.

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

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, are as follows:

•               CCR’s net revenue increased approximately $4.6 million for the three months ended June 30, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $1.6 million decrease in equity in loss of unconsolidated investees.

•                  For the three months ended June 30, 2011, the Company recognized a gain of approximately $0.8 million upon the sale of NP Land.

Material variables and factors affecting the Company’s income before income taxes for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, are as follows:

•                  CCR’s net revenue increased approximately $16.0 million for the six months ended June 30, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $5.7 million decrease in equity in loss of unconsolidated investees.

•                  For the six months ended June 30, 2011, the Company recognized a gain of approximately $0.8 million upon the sale of NP Land.

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

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land, which was sold on May 19, 2011.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three and six month periods ended June 30, 2011 and 2010 are as follows:

Three months ended June 30, 2011 and 2010:

•                  For the three months ended June 30, 2011 revenues increased approximately $4.6 million as compared to the same period in the prior year. The increase in revenues was primarily due to the implementation of table games on July 8, 2010 at The Meadows which contributed revenues of $7.6 million. Slot revenues at The Meadows decreased approximately $2.9 million primarily due to the weak economic conditions and increased competition from the Rivers Casino.  Revenues (net) for Nevada operations remain relatively unchanged for the three month period ended June 30, 2011 as compared to the same period in the prior year.

•                  Income from operations for the three months ended June 30, 2011 increased approximately $2.7 million as compared to the same period in the prior year. The increase was primarily due to (i) increased revenues from table game operations at The Meadows (as previously discussed), (ii) decreased food and beverage expenses of $1.2 million primarily due to improved utilization of labor and reduction in operating expenses, and (iii) decreased slot gaming taxes of approximately $1.9 million related to the decrease in slot revenues. The increases were offset by table games cost at The Meadows of $3.3 million and other selling, general and administration expense of $1.4 million due to marketing and player development efforts related to the implementation of table games at The Meadows.

•                  Net loss for the three month period ended June 30, 2011 decreased approximately $1.4 million as compared to the same period in the prior year. The decrease in net loss was primarily due to increased income for operations offset by the net increase in interest and income tax expense as compared to the same period in the prior year.

Six months ended June 30, 2011 and 2010:

•                  For the six months ended June 30, 2011 revenues increased approximately $16.0 million as compared to the same period in the prior year. The increase in revenues was primarily due to the implementation of table games and poker operations on July 8, 2010 at The Meadows which contributed revenues of $17.1.  Slot revenues at The Meadows increased slightly, approximately $0.8 million, primarily due to better weather conditions in February. Revenues (net) for Nevada operations decreased $2.4 million for the six month period ended June 30, 2011 as compared to the same period in the prior year primarily due to reduced customer spend per visit.

•                  Income from operations for the six months ended June 30, 2011 increased approximately $8.8 million as compared to the same period in the prior year. The increase was primarily due to (i) increased revenues at The Meadows (as previously discussed), (ii) decreased food and beverage expense of $2.0 million from improved utilization of labor and reduction in operating expenses, and (iii) decreased slot lease game expense at The Meadows of $1.9 million. The increases were offset by table game and poker operation cost at The Meadows of $8.7 million and other selling, general and administration expense of $2.3 million primarily due to marketing and player development efforts related to the implementation of table games at The Meadows.

•                  Net loss for the six month period ended June 30, 2011 decreased approximately $5.1 million as compared to the same period last year primarily due to increased income from operations offset by increased income tax expense of $3.5 million.

On June 23, 2011, the IRS proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009.  The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility.  The IRS has taken a position that this loss deduction should be disallowed.  However, CCR management intends to vigorously defend its position and maintains that the position taken was proper and supported by applicable laws and regulations and, therefore, has recorded no liability for uncertain tax positions taken.  The net effect of an adjustment, should the IRS prevail, would be a reduction of the net operating loss carry forward for the CCR subsidiary in future years.

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

Off Balance Sheet Arrangements

Credit Agreements

On May 18, 2007, CCR entered into two new syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (collectively, the “Credit Agreements”) (see Overview above).  Portions of the proceeds were used to retire the then existing debt, including $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  On March 3, 2010, CCR entered into the First Lien Amendment which changed certain covenants and provisions of the Credit Agreement as previously described.  See Overview above.

Critical Accounting Estimates and Policies.

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, we believe no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations as more fully explained in the following paragraph. Moreover, except as discussed below, the Company does not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply except for carrying its investments in unconsolidated investees on the equity method of accounting rather than the fair value option. Similarly, except for the selection of depreciable lives and depreciation methods and assumptions used to estimate the fair value of hedge agreements and investments, consisting of preferred auction rate securities, the accounting policies of the Company’s unconsolidated investees also do not require the exercise of significant management judgment to apply.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: August 15, 2011	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager

Date: August 15, 2011	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager