Form 10-Q
period 2011-09-30
OCM HoldCo, LLC
filed 2011-11-14
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$8,344,941	$506,264

Other assets
Investment in Cannery Casino Resorts, LLC	137,605,515	139,575,666
Investment in NP Land, LLC	—	6,928,965
Gaming and related licenses	805,698	805,698
Deferred tax assets	15,223,547	13,129,333
	$161,979,701	$160,945,926

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $115,012 and $46,802 to related parties	$157,968	$58,667
Deferred tax liabilities	322,704	555,232
Related party loans	750,000	750,000
	1,230,672	1,363,899

Members’ equity	160,749,029	159,582,027
	$161,979,701	$160,945,926

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Income (loss)
Interest income	$2,810	$52	$3,824	$677
Equity in loss of unconsolidated investees	(819,653)	(675,585)	(1,868,072)	(4,038,104)
Gain on sale of unconsolidated investee	—	—	799,289	—
	(816,843)	(675,533)	(1,064,959)	(4,037,427)

Costs and expenses
Professional fees	53,361	48,701	191,389	241,090
Administrative fees and other expenses	15,368	13,082	42,348	41,550
Interest expense, related parties	10,484	8,445	30,710	8,445
	79,213	70,228	264,447	291,085

Loss before income tax benefit	(896,056)	(745,761)	(1,329,406)	(4,328,512)

Income tax benefit	1,176,212	1,194,432	2,386,125	2,639,558

Net income (loss)	$280,156	$448,671	$1,056,719	$(1,688,954)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	1,056,719	—	1,056,719
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	111,106	111,106	—
Unrealized loss on interest rate hedge agreements	(823)	(823)	—

Balances, end of period	$160,749,029	$(25,013)	$160,774,042

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,688,954)	—	(1,688,954)
Contributions from member	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	73,257	73,257	—
Unrealized gain on interest rate hedge agreements	455,434	455,434	—

Balances, end of period	$159,529,300	$(145,399)	$159,674,699

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

	2011	2010

Operating activities
Net income (loss)	$1,056,719	$(1,688,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,868,072	4,038,104
Gain on sale of unconsolidated investee	(799,289)	—
Deferred income taxes	(2,386,125)	(2,498,217)
Increase in accounts payable and accrued expenses	99,300	4,328
Taxes payable	—	(141,341)
Net cash used in operating activities	(161,323)	(286,080)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	—	(46,625,000)
Proceeds from the sale of unconsolidated investee	8,000,000	—
Net cash provided by (used in) investing activities	8,000,000	(46,625,000)

Financing activities
Proceeds from notes payable to related parties	—	750,000
Contributions from members	—	10,025,000
Net cash provided by financing activities	—	10,775,000

Net increase (decrease) in cash	7,838,677	(36,136,080)
Cash, beginning of period	506,264	36,700,714

Cash, end of period	$8,344,941	$564,634

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$110,283	$528,691

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2011 and December 31, 2010, and for the three and nine month periods ended September 30, 2011 and 2010, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% indirect equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”) for $8.0 million in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  This transaction closed on May 19, 2011.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2011, from which the balance sheet information as of December 31, 2010 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$135,611,739	$134,256,372	$402,930,049	$385,620,902

Income from operations	$6,621,739	$5,990,938	$22,054,539	$12,653,436

Net loss	$(2,533,526)	$(2,020,868)	$(6,250,318)	$(10,849,596)

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% indirect equity interest in NP Land for $8 million in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  The transaction closed on May 19, 2011. At the time of the sale, the Company had an investment of approximately $7.2 million in NP Land and recognized a gain on the sale of approximately $0.8 million.

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in OCM Blocker, LLC (“Blocker”), which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo and OCM LandCo, LLC.  The Blocker subsidiaries own and owned the investments in CCR and NP Land, both Nevada limited liability companies that are treated as partnerships for federal income tax purposes.  Accordingly, equity in the earnings of CCR and NP Land are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2008 through 2010) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.  The Company is generally subject to audit for tax years 2008 and forward.  Blocker is currently under examination by the Internal Revenue Service for the 2009 tax year.  However, the 2009 examination is not expected to have a material effect on the Company’s financial statements.

On June 23, 2011, the Internal Revenue Services (“IRS”) proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009.  The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility.  The IRS has taken a position that this loss deduction should be disallowed.  However, CCR management intends to vigorously defend its position and maintains that the position taken was proper and supported by applicable laws and regulations and, therefore, has recorded no liability for uncertain tax positions taken.  The net effect of an adjustment, should the IRS prevail, would be a significant reduction of the net operating loss carry forward for the CCR subsidiary in future years.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest is accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $49,236 as of September 30, 2011.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into an Option Agreement (the “Option Agreement”), which granted the Crown Parties, subject to the terms and conditions set forth in the Option Agreement, the option to complete the purchase of all of the direct and indirect interests of the Original Equityholders in CCR on terms substantially similar to the terms of the Original Purchase Agreement.  The exercise period under the Option Agreement expired in accordance with its terms in March 2011.

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land for $8.0 million in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  The transaction closed on May 19, 2011.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, are as follows:

•               CCR’s net revenue increased approximately $1.4 million for the three months ended September 30, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.5 million decrease in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s income before income taxes for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, are as follows:

•                  CCR’s net revenue increased approximately $17.3 million for the nine months ended September 30, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $5.9 million decrease in equity in loss of unconsolidated investees.

•                  For the nine months ended September 30, 2011, the Company recognized a gain of approximately $0.8 million upon the sale of NP Land.

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

Operational highlights for CCR for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

Three months ended September 30, 2011 and 2010

•                  For the three months ended September 30, 2011, revenues increased approximately $1.4 million as compared to the same period in the prior year. The increase in revenues for the three month period ended September 30, 2011 was primarily due to consulting fees received by CCR. On April 1, 2011, CCR entered into a consulting agreement with Jackson Rancheria of Mewuk Indians of California. Pursuant to the agreement, CCR receives a monthly consulting fee and an annual incentive fee that is calculated on a percentage of incremental increase of Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the agreement).  Collectively, revenues (net) for the Pennsylvania and Nevada operations remained relatively unchanged as compared to the same period last year.

•                  Income from operations for the three month period ended September 30, 2011 increased slightly ($0.6 million) as compared to the same period in the prior year. The increase was primarily due to increased revenues (as previously discussed) and decreased food and beverage expense of approximately $0.1 million from lower covers and reduced labor cost. The increase was offset by a litigation reserve of $1.0 million related to a pending lawsuit.

•                  For the three month period ended September 30, 2011, net loss increased approximately $0.5 million as compared to the same period in the prior year. The increase in net loss was primarily due to increase income tax expense of $1.6 million off set by the slight increase in income from operations of $0.6 million and decrease interest expense of $0.5 million resulting from principle reductions.

Nine months ended September 30, 2011 and 2010

•                  For the nine months ended September 30, 2011, revenues increased approximately $17.3 million as compared to the same period in the prior year. The increase in revenues was primarily due to the implementation of table games at The Meadows which contributed approximately $18.0 million in revenues. Additionally, other income from consulting fees received and collection of stall barn rent contributed approximately $1.8 million, collectively. The Meadows commenced table games and poker operations on July 8, 2010.  The increase was offset by decreased revenues (net) of approximately $2.9 million from Nevada operations primarily due to lower customer spend per visit.

•                  Income from operations for the nine month period ended September 30, 2011 increased approximately $9.4 million as compared to the same period in the prior year. The increase was primarily due to (x) increased revenues (previously discussed), (y) decreased food and beverage expense of $2.1 million from improved utilization of labor and reduction in operating expenses, and (z) decrease in other expense of $0.6 million. The increases were offset by (i) increased casino operation cost of $5.4 million primarily due to table games at The Meadows, (ii) increased other selling, general and administrative cost of $3.0 million primarily due to increased marketing efforts at The Meadows, (iii) increased depreciation and amortization of $1.3 million related to various capital projects at The Meadows, (iv) and litigation reserve of $1.0 million related to a pending lawsuit.

•                  Net loss for the nine month period ended September 30, 2011 decreased approximately $4.6 million as compared to the same period last year primarily due to increased income from operations  (as previously discussed) offset by increased income tax expense of $5.1 million.

On June 23, 2011, the IRS proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009.  The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility.  The IRS has taken a position that this loss deduction should be disallowed.  However, CCR management intends to vigorously defend its position and maintains that the position taken was proper and supported by applicable laws and regulations and, therefore, has recorded no liability for uncertain tax positions taken.  The net effect of an adjustment, should the IRS prevail, would be a significant reduction of the net operating loss carry forward for the CCR subsidiary in future years.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest is accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**           Pursuant to Rule 406T of Regulation S-T, the Interactive Date Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCM HOLDCO, LLC
Registrant

Date: November 14, 2011	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: November 14, 2011	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)