Form 10-K
period 2011-12-31
OCM HoldCo, LLC
filed 2012-03-30
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 30, 2012, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”) holds a 31.71% interest in the Series A Units of Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”) and a 62-1/6% interest in CCR’s Series C Preferred Units.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.   GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.  Until May 2011, the Company indirectly held a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”); the Company’s sold all of its equity interests in NP Land in a transaction that closed on May 19, 2011 (see Business Developments below).

The Company’s current business consists primarily of its ownership of these indirect equity interests in CCR. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•                  owns and operates a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania;

•                  owns (subject to a ground lease) and operates the Eastside Cannery Casino and Hotel (the “Eastside Cannery”); and

•                  operates the Rampart Casino (the “Rampart Casino” located in the Summerlin area of Northwest Las Vegas (operations will cease in March 2012).

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

VoteCo, InvestCo, the Company and each of the Company’s subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2011, Oaktree managed approximately $74.9 billion in assets across a wide range of investment strategies, including high yield and convertible bonds, distressed debt, specialized private equity (including power infrastructure), senior loans, real estate, emerging market and Japanese equities and mezzanine finance.  Since its founding in 1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angeles, the firm today has approximately 650 employees in 13 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

Business Developments

Since 2002, a subsidiary of CCR has operated The Rampart Casino located in the Summerlin area of Las Vegas under a sublease agreement with Hotspur Casinos Nevada, Inc., a Nevada corporation (“Hotspur”).  This sublease will expire on March 31, 2012, and will not be renewed.  Accordingly, CCR will cease its operations related to the Rampart Casino upon the expiration of the sublease (see The Rampart Casino below).

On February 7, 2012 CCR entered into an amendment to its First Lien Credit Agreement (the “First Lien Amendment No. 2”).  Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

CCR’s Las Vegas property The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease (see The Eastside Cannery/Nevada Palace below).  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8,000,000 in cash.  The transaction closed on May 19, 2011.

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

2010 Highlights

On March 3, 2010, CCR entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc. (a subsidiary of CCR) (“WTA”), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “First Lien Amendment No. 1”), which amends that certain First Lien Credit Agreement, dated as of May 18, 2007, by and among CCR, Bank of America, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, and the other parties thereto (the “First Lien Credit Agreement”).  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement.  The First Lien Credit Agreement was further amended by the Amendment No. 2 to First Lien Credit Agreement.  Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

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

The foregoing summaries of the First Lien Amendment No. 1, the Revised Operating Agreement, the Series C Purchase Agreement, and the First Lien Amendment No. 2 do not purport to be complete and are qualified in their entirety by reference to the respective documents, copies of which are or have been filed as Exhibit 10.34, Exhibit 10.35 and Exhibit 10.36, to the Current Report on Form 8-K filed with the Commission on March 9, 2010 and as Exhibit 10.37, to this Annual Report on Form 10-K on the date hereof.

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

On March 12, 2009, the Seller Parties and the Crown Parties entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”), whereby the parties agreed to (a) terminate the Original Purchase Agreement (see Other Highlights below), and (b) settle and release claims among the parties to the Original Purchase Agreement relating to the Original Purchase Agreement, and in connection therewith, Crown One and Crown Two (collectively, the “Purchasers”), paid the Original Equityholders a cash payment of $50 million, of which the Company received $21 million.

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

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a casino and the on-and-off track racing operations.  In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which ceased operation on February 29, 2008 as planned in connection with the construction of the Eastside Cannery, which replaced the Nevada Palace and opened on August 28, 2008. The Cannery, the Rampart Casino and the Eastside Cannery are currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”).  MMG II is 95% owned by William Paulos and William Wortman.  Messrs. Paulos and Wortman, through Millennium, own the remaining 58% of the Series A1 Units of CCR and Mr. Wortman also, indirectly, owns 100% of the equity interests in NP Land, the entity that owns the primary site upon which the Eastside Cannery is located.  CCR will cease operations at the Rampart Casino at the end of its current lease term in March 2012 (see The Rampart Casino below).

On May 18, 2007, CCR entered into two syndicated credit facilities totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility.  The proceeds were used primarily to retire existing debt, including the then-existing $250 million credit facility.  The remainder of the proceeds from the borrowing were used to partially fund the construction of the permanent casino facility at The Meadows and the Eastside Cannery.  The first lien facility was amended by the First Lien Amendment No. 1 on March 3, 2010 and by the First Lien Amendment No. 2 on February 7, 2012 (see Business Developments above).

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and, in 2006, completed a $40 million expansion project.  Currently, The Cannery features approximately 80,000 square feet of casino space, including 1,906 slot/video poker machines, 22 table games, poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 200 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.  The Eastside Cannery replaced the Nevada Palace and opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to The Cannery, with more than 300 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool with cabanas on the property.  The Eastside Cannery’s casino has approximately 65,000 square feet of gaming space, with approximately 1,890 slot machines, 37 table games, a 450-seat bingo hall, a live Keno lounge, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, five bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

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

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006. With construction completed in April 2009, PA Meadows opened an approximately 350,000 square-foot permanent casino that replaced an approximately 82,000 square foot temporary casino.  The permanent facility includes 7 restaurants and boutique style bowling alley and nightclub. In addition, the permanent casino houses approximately 3,315 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

In January 2010, the Pennsylvania Act was amended to permit table games at slot facilities in Pennsylvania after issuance of a table games certificate by the Pennsylvania Board.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  On April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. At December 31, 2011 table game operations at The Meadows consisted of 58 table games and 20 poker tables.

The Rampart Casino

In December 2002, CCR, through a subsidiary, commenced operations at the Rampart Casino under a 10-year sublease agreement with Hotspur.

The Rampart Casino is situated within the JW Marriott Las Vegas Resort, Spa & Golf at the Resort at Summerlin, located in the Summerlin area of northwest Las Vegas. The Rampart Casino’s facilities consist of approximately 50,000 square feet of casino space, approximately 1,200 slot machines, 19 table games, a race and sports book, three restaurants, a bar and three lounges. The JW Marriott Las Vegas Resort is located on over 50 acres of land and consists of a hotel with over 500 guest rooms and suites, a spa, and several restaurants.

This sublease will expire on March 31, 2012, and will not be renewed. Accordingly, CCR will cease its operations related to the Rampart Casino upon the expiration of the sublease (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, have experienced considerable population growth over the past decade.  With an estimated population of 2 million, Clark County is Nevada’s largest county and the 13th largest county in the United States.  The Cannery, the Rampart Casino and the Eastside Cannery are all located in Clark County.  CCR’s management believes that the Clark County’s population growth over the past decade has been driven, in part, by Clark County’s favorable business climate, tax structure and great weather.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2011, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.2 billion, representing a year-over-year increase of approximately 1.67% as compared to 2010, according to the Nevada Gaming Control Board.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas was approximately $268 million in 2010 and 2011.  From 2009 to 2010, however, total win from nonrestricted gaming operations decreased approximately 6.29%, from $286 million in 2009 to $268 million in 2010.

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

The Boulder Strip Area

The Eastside Cannery is located along the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, has seen win from nonrestricted gaming operations decrease slightly from approximately $792 million in 2004 to approximately $757 million in 2010.  In 2011, total win from nonrestricted gaming operations were approximately $778 million, representing a increase of 2.89% from the prior year.  Despite the recent decrease, CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Of the states in The Meadows casino’s greater market, other than Pennsylvania, only West Virginia has established slot machine gaming and table games.  Slot machine gaming is relatively new to Pennsylvania.  Pennsylvania has approved 12 slot machine gaming facilities for licensure throughout the state: 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board had approved the fifth stand-alone slot machine gaming license for Foxwoods in Philadelphia, but recently revoked the license as the facility has not been built. This decision is currently under appeal.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open and 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse are open and 1 resort based slot machine facility is expected to open at the end of 2012.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  The closest stand-alone facility is The Rivers Casino, which opened in August 2009 and is approximately 25 miles from The Meadows.

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

Under the terms of CCR’s amended and restated operating agreement, subject to certain exceptions, Millennium and its affiliates, on the one hand, and AcquisitionCo and its affiliates (including the Company), on the other, must offer gaming opportunities first to CCR prior to pursuing any such opportunity outside CCR. Generally, no manager of CCR may serve as a manager, officer, director or employee of any casino operating or holding company, except that a manager may serve in such capacities with respect to CCR or its subsidiaries or entities that hold equity in the Company (other than Oaktree or investors in the Oaktree Funds). Nevertheless, a manager may serve as a manager, officer, director or employee of a casino operating or holding company formed to pursue a gaming opportunity offered to but not accepted by CCR and a casino operating or holding company formed to pursue certain opportunities in Mexico.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are The Rivers Casino in Pittsburgh, two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from The Meadows and opened in August 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slot machines.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slot machines.  Both West Virginia facilities added table games in late 2007. The Meadows and The Rivers Casino commenced table game operations in July 2010.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board had approved the fifth stand-alone slot machine gaming license for Foxwoods in Philadelphia, but revoked the license as the facility has not been built. This decision is currently under appeal.  The 6 racetrack facilities are open and 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse, are open.  The closest in-state licensed facility to The Meadows is The Rivers Casino located in Pittsburgh, Pennsylvania and is approximately 25 miles from The Meadows.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved, with American Harness acquiring the facility and obtaining the Harness Racing license in July 2011.  To date, American Harness has not applied to the Pennsylvania Board for a gaming license.

Also, on May 20, 2011, the Pennsylvania Board granted the second resort-based slot machine facility license to Nemacolin Woodlands Resort in Farmington, Pennsylvania which is approximately 35 miles from The Meadows.  The license allows for up to 600 slot machines and 50 gaming tables.  Construction of the gaming facility has not commenced at The Nemacolin Woodlands Resort and an opening date has not been released.

In addition, there are two gaming facilities slated to open in Ohio in May, 2012.  One will be in Cleveland, Ohio approximately 150 miles from The Meadows.  The second is in Toledo, Ohio, approximately 250 miles from The Meadows.  It is also anticipated that the Racetrack facilities in Ohio owned by Penn National will be relocated to Dayton, Ohio and Youngstown, Ohio, approximately 230 miles and 85 miles, respectively, from The Meadows.  The timeline for opening of these facilities is unknown.

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

Employees

As of December 31, 2011, CCR and its subsidiaries had approximately 3,815 active employees and approximately 3,083 full-time equivalent employees.  Of these employees, 483 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

Environmental Matters

The operations and properties of The Cannery, the Rampart Casino and the Eastside Cannery (and the former operations of the Nevada Palace) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management believes that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management believes that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective future financial conditions, cash flows or results of operations.

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

If it were determined that the Nevada Act was violated by CCR, the Company, VoteCo or AcquisitionCo, the gaming licenses held by CCR’s subsidiaries and affiliates could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violator and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission.  Furthermore, the Nevada Commission could appoint a supervisor to operate The Cannery, the Rampart Casino (until the cessation of CCR’s operations at such location), the Eastside Cannery and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact casino revenues and cause the Company to suffer financial loss.

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

In July 2011, the Pennsylvania Board established a schedule for the repayment of approximately $63.8 million in loans the Pennsylvania Board borrowed from the Pennsylvania Property Tax Relief Fund to cover Pennsylvania Board operational costs in the current and prior years.  The Pennsylvania Board has mandated that its loan must be repaid no less frequently than quarterly by the slot machine licensees currently operating in Pennsylvania over the next ten years.  The repayment obligation is allocated based in proportion to each slot machine licensee’s gross terminal revenue to the total statewide slot machine terminal revenue.  WTA elected to make quarterly payments to the Pennsylvania Board, with the first assessment due and paid in January 2012.  The total estimated repayment obligation recorded in the financial statements is approximately $6.1 million, which was calculated based on quarterly payments of $187,500 over the next 10 years, discounted at WTA’s senior borrowing rate of 4.5%.

Pursuant to the Pennsylvania Race Horse Development and Gaming Act of 2004, the Pennsylvania Board borrowed $36.1 million from the State of Pennsylvania General Fund, which is required to be repaid by Pennsylvania gaming operators.  However, the Pennsylvania Board will not assess the gaming operators until all 14 Pennsylvania gaming licenses are issued and gaming operations have commenced at each location.  Currently there are 10 casinos operating in Pennsylvania, and it is not known when the four remaining licenses will be issued and the resultant casinos will be operational.  Furthermore, the Pennsylvania Board has yet to determine a loan repayment schedule whereby each licensee will be assessed its share of the obligation.  Accordingly, no liability has been recorded in connection with this contingent obligation.

Slot machine licenses must be renewed every three years, but are required to update the information in their applications annually.  WTA’s license was renewed by the Pennsylvania Board on August 18, 2011 and expires on August 14, 2014.  Further, the licensee has the affirmative duty to notify the Pennsylvania Board of any changes relating to the status of the license or to any other information contained in the application materials.  If a completed renewal application is received in a timely manner, the license shall remain in effect unless and until the Pennsylvania Board denies or renews the license.

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) that licensee has adequate funds to commence table games operations and pay the license fee; (iv) that the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) that licensee has sufficient business ability and experience to maintain table games operation; (vi) that internal and external security and proposed surveillance are adequate for table games; (vii) that the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  In April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. At December 31, 2011 table game operations at The Meadows consisted of 58 table games and 20 poker tables.  In connection with the commencement of these operations, The Meadows was required to pay a one time non-refundable table game authorization fee of $16.5 million.  WTA also will be subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at The Meadows.  The tax on daily gross table games revenue then decreases to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission.  Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”).  Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc. (“MLR”), each holds one of the five Harness Racing Licenses.  In June 2007, the Pennsylvania Commission granted the sole remaining Harness Racing License to Valley View Downs, LP. However, the Valley View Downs project has not been completed as a result of the bankruptcy of Centaur LLC, the parent company of Valley View Downs.  The Pennsylvania Commission approved a Harness Racing License in July 2011 for American Harness the new owner of Valley View Downs.

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

Item 3.  Legal Proceedings.

As of March 30, 2012, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 30, 2012, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 23, 2005, the Company issued all of its Class A Membership Units to VoteCo without registration pursuant to Section 4(2) of the Securities Act in exchange for an aggregate capital contribution of $100. On that same date, the Company issued all of its Class B Membership Units to InvestCo without registration pursuant to Section 4(2) of the Securities Act in exchange for subsequent contributions by InvestCo of (1) all the membership units in OCM LandCo, LLC (“LandCo”), which at the time of such contribution held a one-third equity interest in NP Land, and (2) $64 million. Except as described immediately above, the Company has not issued any other securities.

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

As of March 30, 2012, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

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

The Company’s current business consists primarily of its indirect ownership of a 31.71% interest in CCR’s Series A Units and a 62-1/6% interest in CCR’s Series C Preferred Units. Until May 2011 the Company indirectly owned a 33-1/3% equity interest in NP Land. The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011 (see Recent Developments below).  On March 8, 2011, the company’s equity interest in CCR’s Series A Units was reduced from 42% to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (see Recent Developments below).  CCR operates three Las Vegas casinos, The Cannery, the Eastside Cannery, and the Rampart Casino, and The Meadows, a harness racetrack and casino in Pennsylvania.  NP Land owns the land of the current site of the Eastside Cannery, which it leases to a subsidiary of CCR.  CCR will cease operations at the Rampart Casino at the end of its current lease term in March 2012.

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

In March 2009, the Company, through its subsidiary, AcquisitionCo, made an equity contribution of $5.6 million to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity contribution to CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contributions by AcquisitionCo were funded by an equity contribution from OCM Blocker, LLC, which, in turn, were funded by loans from the Company.

On March 3, 2010, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in the Revised Operating Agreement.

On March 3, 2010, CCR also entered into the First Lien Amendment No. 1.  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement.  The First Lien Credit Agreement was further amended by the First Lien Amendment No. 2 on February 7, 2012.  Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

Recent Developments

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease.  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman,  holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8,000,000 in cash.  The transaction closed on May 19, 2011.

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

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2011 compared to the year ended December 31, 2010 follows:

•                  CCR’s net revenue increased approximately $16.0 million for the year ended December 31, 2011, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $5.4 million increase in equity in earnings of unconsolidated investees.

•                  For the year ended December 31, 2011, the Company recognized a gain of approximately $0.8 million upon the sale of NP Land.

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

The Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land, which was sold on May 19, 2011.  The United States has been experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity is reported to have improved of late, the recovery from this recession period is fragile and there can be no assurance that the Company’s operations, which have been severely affected by the downturn, will soon, if ever, fully recover to pre-recession levels.  Accordingly, the effects and probable duration of these conditions and related uncertainties of the Company’s future operations and cash flows cannot be estimated at this time.  Significant events related to CCR are described below.

Operational highlights for CCR for the periods ended December 31, 2011 and 2010, are as follows:

•                  Revenues (net) for the year ended December 31, 2011 increased approximately $16.0 million as compared to the prior year. The increase in revenues was primarily due to a full year of table games revenues at The Meadows, which commenced in July 2010. Additionally, other income from consulting fees received contributed approximately $3.0 million in revenue for year ended December 31, 2011.  On April 1, 2011, CCR entered into a consulting agreement with the Jackson Rancheria of Mewuk Indians of California. Pursuant to the agreement, CCR receives a monthly consulting fee and an annual incentive fee that is calculated on a percentage of incremental increase of Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the agreement.)  The increase was partially offset by a decrease in revenues (net) at the Rampart Casino of approximately $3.8 million. The decrease in revenues at the Rampart Casino was primarily due to lower customer spend per visit as compared to the same prior year. Collectively,  revenues (net) at the Eastside Cannery Hotel and Casino and Cannery Hotel and Casino remained relatively unchanged as compared to the prior year.

•                  Income from operations for the year ended December 31, 2011 increased approximately $5.5 million as compared to the prior year. The increase was primarily due to increased revenues (as previously discussed). The increase was offset by an increase in other selling, general and administrative cost of $6.3 million and depreciation expense of $3.5 million as compared to the prior year. The increase in other selling, general and administrative cost was primarily related to marketing efforts at The Meadows and to a lesser extent a litigation reserve related to a pending lawsuit.

•                  Net loss for the year ended December 31, 2011 decreased approximately $2.7 million as compared to the prior year primarily due to increased income from operations (as previously discussed) and decreased interest expense of $1.8 million. The decrease in interest expense is primarily due to principal reduction on CCR’s outstanding credit facilities.  The increases were partially offset by increased income tax expense of $4.5 million.

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

On March 3, 2010, CCR entered into the First Lien Amendment No. 1 which changed certain covenants and provisions of the Credit Agreement as previously described.  The Credit Agreements were further amended by the First Lien Amendment No. 2 on February 7, 2012.  Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 30, 2012, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	53	Manager of the Company & CCR
Ronald N. Beck	56	Manager of the Company & CCR
William Paulos	64	Manager of CCR
William Wortman	65	Manager of CCR

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

CCR

Under the terms of the amended and restated operating agreement, CCR has a management committee composed of four managers, two designated by AcquisitionCo and two designated by Millennium. AcquisitionCo designated Messrs. Kaplan and Beck as its initial managers, and Millennium designated Messrs. Paulos and Wortman as its initial managers. Other than powers expressly delegated to MMG II in its management of CCR’s casino properties, all powers to control and manage the business and affairs of CCR are vested in the Management Committee. Managers are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of CCR. For further information about licensing and suitability requirements, see “Item 1. Regulatory Matters—Nevada Gaming Laws and Regulations”.  In addition, so long as the aggregate percentage interests of the holders of the Series A2 Units of CCR is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.

Compliance with Section 16(a) of the Exchange Act

The Company voluntarily registered its Class A Membership Units pursuant to Section 12(g) of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB on June 9, 2006.  The registration became effective automatically 60 days later on August 8, 2006. Stephen Kaplan, Ronald Beck, John Frank, Bruce Karsh, David Kirchheimer, Howard Marks, and Sheldon Stone each filed an Initial Statement of Beneficial Ownership of Securities on Form 3 on August 16, 2006, which filing was not timely.

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

The following table sets forth, as of March 30, 2012, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

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

The following table sets forth, as of March 30, 2012, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease (see The Eastside Cannery/Nevada Palace below).  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with Mr. Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8,000,000 in cash.  The transaction closed on May 19, 2011.  The NP Land lease is for a 35-year term at a fixed rental rate of $205,761 per month (as of December 31, 2010), subject to periodic inflationary adjustments, and required a $3 million security deposit.

In addition to the loans and the NP Land lease and related Unit Purchase Agreement described above, certain payments were made to Messrs. Paulos and Wortman in connection with the transactions contemplated by the CUP Agreement.  The Company and Millennium are generally responsible for their respective expenses in connection with the CUP Agreement.  Each agreed to take in-substance equalizing distributions from CCR of $3 million and $6 million, respectively, which were applied by the Company to the Company’s obligations, including consulting fees ($1,996,155) and amounts due to beneficial owners ($1,003,845), and by Millennium to pre-existing indebtedness.  In addition, in 2006 entities controlled by Mr. Wortman were reimbursed for approximately $2.3 million, respectively, of costs and expenses incurred by them primarily in connection with the development of the Eastside Cannery.  In 2006, these costs and expenses included $1.9 million of expenses incurred in connection with moving certain power lines relating to the development of the Eastside Cannery, $265,000 in legal and professional fees relating to the CUP Agreement, $155,000 in title fees and approximately $80,000 in architectural and similar fees in connection with construction of the Eastside Cannery.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $3,491,493 and $3,169,267 in 2011 and 2010, respectively, pursuant to separate agreements with CCR’s casinos. Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement had an initial term expiring in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has historically purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos had a financial interest.  CCR incurred cost of $585,491 in 2011 in connection with such purchases. CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage its Nevada operations.  CCR incurred fees to MMG II of $6,448,458 and $6,028,703 in 2011 and 2010, respectively, in connection with these arrangements.

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

As set forth under “Business Developments”, the Company completed a sale of its equity interest in NP Land to Nevada Palace, Inc., an entity affiliated with William Wortman on May 11, 2011.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2011 and 2010, we incurred annual audit and quarterly financial statement review fees totaling approximately $113,800 and $152,000, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

We did not incur audit-related fees to Piercy Bowler Taylor & Kern, our independent registered public accounting firm in 2011 and 2010.

Tax Fees:

For 2011 and 2010, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2011 and 2010, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
10.36

Series C Preferred Purchase Agreement by and among Crown Limited, Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc., OCM AcquisitionCo, LLC and Cannery Casino Resorts, LLC, dated March 3, 2010 (10)

10.37

Amendment No. 2 to First Lien Credit Agreement, dated February 7, 2012, by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto.

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

DATE:	OCM HoldCo, LLC

March 30, 2012	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

March 30, 2012	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager (principal executive officer)	March 30, 2012

/s/ Ronald N. Beck	Manager (principal financial and chief accounting officer)	March 30, 2012
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2011

and December 31, 2010

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 30, 2012

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets
Cash	$8,270,647	$506,264

Other assets
Investment in Cannery Casino Resorts, LLC	135,570,746	139,575,666
Investment in NP Land, LLC	—	6,928,965
Gaming and related licenses	805,698	805,698
Deferred tax assets	17,824,158	13,129,333
	$162,471,249	$160,945,926

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $138,135 and $46,802 to related parties	$163,678	$58,667
Deferred tax liabilities	321,286	555,232
Related party loan	750,000	750,000
	1,234,964	1,363,899

Members’ equity	161,236,285	159,582,027
	$162,471,249	$160,945,926

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Income (loss)
Interest income	$5,912	$812
Equity in loss of unconsolidated investees	(3,899,685)	(5,644,505)
Gain on sale of unconsolidated investee	799,289	—
	(3,094,484)	(5,643,693)

Costs and expenses
Professional fees	249,513	291,863
Administrative fees and other expenses	55,694	54,763
Interest expense, related parties	41,333	18,526
	346,540	365,152

Loss before income tax benefit	(3,441,024)	(6,008,845)

Income tax benefit, deferred	4,987,050	4,362,515

Net income (loss)	$1,546,026	$(1,646,330)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2011 and 2010

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	1,546,026	—	1,546,026
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	109,040	109,040	—
Unrealized loss on interest rate hedge agreements	(808)	(808)	—

Balances, end of period	$161,236,285	$(27,064)	$161,263,349

2010
Balances, beginning of period	$150,664,563	$(674,090)	$151,338,653
Net loss	(1,646,330)	—	(1,646,330)
Contributions from member	10,025,000	—	10,025,000
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	83,127	83,127	—
Unrealized gain on interest rate hedge agreements	455,667	455,667	—

Balances, end of period	$159,582,027	$(135,296)	$159,717,323

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

Operating activities
Net income (loss)	$1,546,026	$(1,646,330)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated investees	3,899,685	5,644,505
Gain on sale of unconsolidated investee	(799,289)	—
Deferred income taxes	(4,987,050)	(4,221,174)
Increase in accounts payable and accrued expenses	105,011	19,890
Taxes payable	—	(141,341)
Net cash used in operating activities	(235,617)	(344,450)

Investing activities
Increase in investment in Cannery Casino Resorts, LLC	—	(46,625,000)
Proceeds from the sale of unconsolidated investee	8,000,000	—
Net cash provided by (used in) investing activities	8,000,000	(46,625,000)

Financing activities
Proceeds from notes payable to related parties	—	750,000
Contributions from members	—	10,025,000
Net cash provided by financing activities	—	10,775,000

Net increase (decrease) in cash	7,764,383	(36,194,450)
Cash, beginning of period	506,264	36,700,714

Cash, end of period	$8,270,647	$506,264

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$108,232	$538,794

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2011

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns a 31.71% interest in the Series A Units of Cannery Casino Resorts, LLC (“CCR”) and a 62-1/6% interest in CCR’s Series C Preferred Units (Note 3).  Until May 2011, the Company owned a 33 1/3% equity interest in NP Land, LLC (“NP Land”). The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011.  On March 8, 2011, the Company’s equity interest in CCR’s Series A Units was reduced from 42% to 31.71% upon the conversion of the Series B Units of CCR held by the Crown Properties (Note 3).  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  CCR will cease its operations at the Rampart Casino at the end of the current lease term in March 2012.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and 350,000 square foot casino located in North Strabane Township, Washington County, Pennsylvania.  CCR intends to cease its operations at the Rampart Casino at the end of the current lease term in March 2012.

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

On March 3, 2010 (Note 3), in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among Crown Limited, an Australian company and its affiliates (the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation and holder of 58% of CCR’s Series A1 Units (“Millennium”), and OCM AcquisitionCo, LLC and CCR, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo in accordance with the terms and conditions of the Series C Preferred Purchase Agreement.

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

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease.  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8,000,000 in cash.  This transaction closed on May 19, 2011 (Note 3).

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

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2011 and 2010, include the accounts of the Company and its subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2011, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

On March 3, 2010, in connection with certain amendments to CCR’s credit facilities and the issuance of the Series C Preferred Units of CCR, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement created a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are generally non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  OCM AcquisitionCo purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units have no coupon and are not subject to mandatory redemption.  The Series C Units carry a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units rank senior to all other classes of units.

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

Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman,  holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8,000,000 in cash.  The transaction closed on May 19, 2011.  The transaction closed on May 19, 2011. At the time of the sale, the Company had an investment of approximately $7.2 million in NP Land and recognized a gain on the sale of approximately $0.8 million.

For the year ended December 31, 2011, the Company’s equity in earnings (loss) of CCR and NP Land totaled ($4,171,434) and $271,748, respectively.  For the year ended December 31, 2010, the Company’s equity in the earnings (loss) of CCR and NP Land totaled ($6,342,595) and $698,090, respectively.

The following tables present condensed financial information of CCR as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010:

	2011	2010
Balance Sheet
Current assets	$91,693,000	$79,277,000
Investments in securities	2,950,000	10,926,000
Property and equipment, net	700,865,000	719,025,000
Other	121,470,000	120,666,000
	$916,978,000	$929,894,000

Current liabilities	$59,851,000	$50,399,000
Long-term liabilities	481,886,000	492,334,000
Members’ equity	375,241,000	387,161,000
	$916,978,000	$929,894,000

Income Statement
Revenue	$529,734,000	$513,687,000

Net loss	$(12,415,000)	$(15,101,000)

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax-paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker.  Blocker also incurs interest expense ($3,434,279 for 2011 and $2,852,596 for 2010, respectively) on inter-company indebtedness ($60,487,796 at December 31, 2011 and 2010) that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2011 and 2010:

	2011		2010
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$(1,204,358)	(35)%	$(2,103,096)	(35)%
General business tax credits	(283,327)	(8)%	(328,129)	(5)%
Miscellaneous CCR attributes	433,430	13%	600,201	10%
Intercompany interest expense	(1,201,998)	(35)%	(998,409)	(17)%
Attributes passed through to members	121,289	3%	127,803	2%
CCR income not taxable to Company	(1,446,482)	(42)%	(1,111,018)	(19)%
Return to provision reconciliation	(168,326)	(5)%	(549,869)	(9)%
Decrease in deferred tax asset due to ownership change from 42% to 31.71%	(1,237,278)	(36)%	—	—
Tax at effective rate	$(4,987,050)	(145)%	$(4,362,517)	(73)%

At December 31, 2011, Blocker had approximately $59,633,000 and $1,654,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2021.  The Company has not recorded a deferred tax valuation allowance as of December 31, 2011 and 2010 as realization of the deferred tax asset is considered more likely than not.  In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire.  Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Basis adjustment (Section 754 elections)	$(8,242,000)	$(6,970,000)
Other CCR attributes	(3,305,000)	(5,193,000)
Other comprehensive income	15,000	73,000
Other NP Land attributes	—	10,000
General business tax credits	1,654,000	1,418,000
Minimum tax credit carryover	—	—
Distributions from unconsolidated investee	6,510,000	6,510,000
Net operating loss carryforwards	20,871,000	16,725,000
	17,503,000	12,573,000

Deferred tax liability, current	(321,000)	555,000

Deferred tax asset, non-current	$17,824,000	$13,128,000

The other CCR attributes shown above consist primarily of depreciation and amortization.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2008 through 2010) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken. The Company is generally subject to audit for tax years 2008 and forward.  Blocker recently underwent an examination by the Internal Revenue Service (“IRS”) for the 2009 tax year.  However, the 2009 examination was completed and there were no proposed adjustments.

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

NOTE 5—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $59,859 and $18,526 as of December 31, 2011 and 2010.

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

NOTE 7—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.