Form 10-Q
period 2012-03-31
OCM HoldCo, LLC
filed 2012-05-15
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$8,243,444	$8,270,647

Other assets
Investment in Cannery Casino Resorts, LLC	135,003,148	135,570,746
Gaming and related licenses	805,698	805,698
Deferred tax assets	13,149,193	17,824,158
	$157,201,483	$162,471,249

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $161,252 and $138,135 to related parties	$219,405	$163,678
Deferred tax liabilities	357,386	321,286
Related party loans	750,000	750,000
	1,326,791	1,234,964

Members’ equity	155,874,692	161,236,285
	$157,201,483	$162,471,249

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	2012	2011

Income (loss)
Interest income	$2,028	$119
Equity in loss of unconsolidated investees	(567,598)	(194,602)
	(565,570)	(194,483)

Costs and expenses
Professional fees	61,005	51,247
Administrative fees and other expenses	13,336	13,566
Interest expense, related parties	10,617	9,992
	84,958	74,805

Loss before income tax benefit	(650,528)	(269,288)

Income tax (provision) benefit	(4,711,065)	573,723

Net (loss) income	$(5,361,593)	$304,435

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(5,361,593)	—	(5,361,593)

Balances, end of period	$155,874,692	$(27,064)	$155,901,756

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	304,435	—	304,435
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	98,443	98,443	—
Unrealized loss on interest rate hedge agreements	(870)	(870)	—

Balances, end of period	$159,984,035	$(37,723)	$160,021,758

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	2012	2011

Operating activities
Net (loss) income	$(5,361,593)	$304,435
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss of unconsolidated investees	567,598	194,602
Deferred income taxes	4,711,065	(573,723)
Increase in accounts payable and accrued expenses	55,727	63,897
Net cash used in operating activities	(27,203)	(10,789)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(27,203)	(10,789)
Cash, beginning of period	8,270,647	506,264

Cash, end of period	$8,243,444	$495,475

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$—	$97,573

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2012 and December 31, 2011, and for the three month periods ended March 31, 2012 and 2011, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% indirect equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”) for $8 million in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  This transaction closed on May 19, 2011.

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of March 31, 2012.  The transaction eliminated during consolidation.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012, from which the balance sheet information as of December 31, 2011 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended
	March 31,
	2012	2011

Revenues	$136,395,128	$132,754,465

Income from operations	$9,697,270	$8,493,011

Net loss	$(1,789,966)	$(945,351)

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

OCM owns over 99.99% of the equity interest in Blocker, which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo and OCM LandCo, LLC.  The Blocker subsidiaries own the investment in CCR, a Nevada limited liability company that is treated as a partnership for federal income tax purposes.  Accordingly, equity in the earnings of CCR are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $70,476 and $59,859 as of March 31, 2012 and December 31, 2011, respectively.

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

NOTE 6—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instrument the Company has is its investment in an unconsolidated investee accounted for on the equity method for which fair value disclosure is not required.

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

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011 (see Recent Developments below).  On March 8, 2011, the equity interest in CCR was reduced to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (see Recent Developments below).  The Company’s current business consists primarily of its ownership of these equity interests.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada, the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada, and operated the Rampart Casino (the “Rampart”), located in the Summerlin area of northwest Las Vegas.  CCR, through a subsidiary, operated the Rampart under a 10-year sublease agreement with Hotspur Casinos Nevada, Inc. (“Hotspur”), which owns the hotel and resort facilities in which the casino is housed.  This sublease expired on March 31, 2012.  Hotspur took over management of the casino on April 1, 2012.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.

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

The primary asset of NP Land is approximately 22 acres of land (the current site of the Eastside Cannery), which land is currently leased to a wholly-owned subsidiary of CCR.

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

On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land for $8 million in cash.  The equity interest was sold to the owner of the remaining 66-2/3% equity interest in NP Land.  The transaction closed on May 19, 2011.

Recent Developments

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of March 31, 2012.  The transaction eliminated during consolidation.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, are as follows:

•                  CCR’s net revenue increased approximately $3.6 million for the three months ended March 31, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.6 million decrease in equity in loss of unconsolidated investees.

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

During 2012, the Company’s operations are related to its investment in CCR.  During 2011, the Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land, which was sold on May 19, 2011.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three month periods ended March 31, 2012 and 2011 are as follows:

•                  Revenues (net) increased 2.7% for the three months ended March 31, 2012, as compared to the corresponding period in the prior year, due primarily to increased slot and pari-mutuel revenues at The Meadows. The gains in net revenues at The Meadows are attributed to the mild winter in the Northeast region. Additionally, other income from consulting fees received contributed approximately $1.5 million in revenue for three months ended March 31, 2012.  On April 1, 2011 CCR entered into a consulting agreement with the Jackson Rancheria of Mewuk Indians of California. Pursuant to the agreement, CCR receives a monthly consulting fee and an annual incentive fee that is calculated on a percentage of incremental increase of Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the agreement). Collectively, revenues (net) for Nevada operations remained relatively unchanged as compared to the same period last year.

•                  Income from operations increased 14.2% for the three months ended March 31, 2012, as compared to the corresponding period in the prior year, due primarily to increased net revenues (as previously discussed). The gains in net revenues were partially offset by a onetime charge of $1.6 million and increased depreciation expense at the Rampart Casino. The onetime charge is related to certain assets and liabilities of Rampart Casino that were assumed by Rampart’s landlord due to the termination of the casino operating lease on March 31, 2012. The increase in depreciation expense was due to certain property and equipment becoming fully depreciated upon termination of the casino operating lease.

•                  Net loss increased $0.8 million for the three months ended March 31, 2012, as compared to the corresponding period in the prior year, due primarily to increase income tax expense as compared to the same period last year.

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

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

OCM HOLDCO, LLC
Registrant

Date: May 15, 2012	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: May 15, 2012	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)