Form 10-Q
period 2012-06-30
OCM HoldCo, LLC
filed 2012-08-14
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$8,178,422	$8,270,647

Other assets
Investment in Cannery Casino Resorts, LLC	134,959,530	135,570,746
Gaming and related licenses	805,698	805,698
Deferred tax assets	14,278,665	17,824,158
	$158,222,315	$162,471,249

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $184,509 and $138,135 to related parties	$254,213	$163,678
Deferred tax liabilities	358,347	321,286
Related party loans	750,000	750,000
	1,362,560	1,234,964

Members’ equity	156,859,755	161,236,285
	$158,222,315	$162,471,249

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Income (loss)
Interest income	$2,038	$895	$4,066	$1,014
Equity in loss of unconsolidated investees	(43,618)	(853,817)	(611,216)	(1,048,419)
Gain on sale of unconsolidated investee	—	799,289	—	799,289
	(41,580)	(53,633)	(607,150)	(248,116)

Costs and expenses
Professional fees	77,929	86,781	138,934	138,028
Administrative fees and other expenses	13,182	13,414	26,518	26,980
Interest expense, related parties	10,757	10,234	21,374	20,226
	101,868	110,429	186,826	185,234

Loss before income tax benefit	(143,448)	(164,062)	(793,976)	(433,350)

Income tax (provision) benefit	1,128,511	636,190	(3,582,554)	1,209,913

Net (loss) income	$985,063	$472,128	$(4,376,530)	$776,563

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(4,376,530)	—	(4,376,530)

Balances, end of period	$156,859,755	$(27,064)	$156,886,819

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	776,563	—	776,563
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	115,272	115,272	—
Unrealized loss on interest rate swap agreements	(785)	(785)	—

Balances, end of period	$160,473,077	$(20,809)	$160,493,886

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

	2012	2011

Operating activities
Net (loss) income	$(4,376,530)	$776,563
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in loss of unconsolidated investees	611,216	1,048,419
Gain on sale of unconsolidated investee	—	(799,289)
Deferred income taxes	3,582,554	(1,209,913)
Increase in accounts payable and accrued expenses	90,535	90,385
Net cash used in operating activities	(92,225)	(93,835)

Investing activities
Proceeds from the sale of unconsolidated investee	—	8,000,000
Net cash provided by investing activities	—	8,000,000

Net (decrease) increase in cash	(92,225)	7,906,165
Cash, beginning of period	8,270,647	506,264

Cash, end of period	$8,178,422	$8,412,429

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$—	$114,487

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2012 and December 31, 2011, and for the three and six month periods ended June 30, 2012 and 2011, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction eliminated during consolidation.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012, from which the balance sheet information as of December 31, 2011 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$122,341,343	$134,563,842	$258,736,471	$267,318,310

Income from operations	$9,262,539	$6,939,789	$18,959,809	$15,432,800

Net loss	$(137,552)	$(2,771,441)	$(1,927,518)	$(3,716,792)

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

Management believes it is likely that the undistributed earnings from these tax-paying subsidiaries of CCR will eventually be realized as a gain through the disposition of the Company’s investment in CCR.  Blocker incurs interest expense on intercompany indebtedness that is deducted for income tax purposes but is eliminated (a permanent difference), along with the related debt, in this consolidation.  OCM also incurs certain other costs, primarily associated with being a reporting company, including professional and other fees, which, for tax reporting purposes, flow through to its members.  Because of these circumstances, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $81,233 and $59,859 as of June 30, 2012 and December 31, 2011, respectively.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement (the “Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Preferred Units of CCR (the “Series B Units”) for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.  The Series B Units have no coupon and are not subject to mandatory redemption.  The “Crown Option Agreement,” as described below, was not affected.

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into an Option Agreement (the “Crown Option Agreement”), which granted the Crown Parties, subject to the terms and conditions set forth in the Crown Option Agreement, the option to complete the purchase of all of the direct and indirect interests of the Original Equityholders in CCR on terms substantially similar to the terms of the Original Purchase Agreement.  The exercise period under the Crown Option Agreement expired in accordance with its terms in March 2011.

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

Recent Developments

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction eliminated during consolidation.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, are as follows:

•                  CCR’s net loss decreased approximately $2.6 million for the three months ended June 30, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $0.8 million decrease in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s income before income taxes for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, are as follows:

•      CCR’s net loss decreased approximately $1.8 million for the six months ended June 30, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $0.4 million decrease in equity in loss of unconsolidated investees.

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

During 2012, the Company’s operations are related to its investments in CCR.  During 2011, the Company’s operations are primarily related to its investments in CCR and, to a much lesser extent, NP Land, which was sold on May 19, 2011.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.

Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three and six months ended June 30, 2012 and 2011 are as follows:

Three months ended June 30, 2012 and 2011

•                  Revenues (net) decreased 9.1% for the three months ended June 30, 2012, as compared to the corresponding period in the prior year, due primarily to the expiration of the lease at the Rampart Casino.  Operations at the Rampart Casino came to an end on March 31, 2012, in connection with the expiration of the 10-year casino sub lease agreement with Hotspur Casino Nevada, Inc. (“Hotspur”). On April 1, 2012, Hotspur assumed the operations at the Rampart Casino. The reduction in revenues was partially offset by increased revenues (net) at The Meadows of $3.5 million.  The gains in net revenues at The Meadows are mainly attributed to increased table games and slot revenue as compared to the three months period ended June 30, 2011. Additionally, on April 15, 2012, The Meadows opened a new covered parking structure accommodating approximately 1,300 vehicles. Collectively, revenues (net) for Cannery Hotel and Casino and Eastside Hotel and Casino remained relatively unchanged as compare to the same period last year.

•                  Net loss decreased $2.6 million for the three month ended June 30, 2012, as compared to the corresponding period in the prior year, due primarily to reduced operating cost in connection with the expiration of the 10-year casino sublease agreement at the Rampart Casino on March 31, 2012 (as previously discussed).

Six months ended June 30, 2012 and 2011

•                  Revenues (net) decreased 3.2% for the six months ended June 30, 2012, as compared to the corresponding period in the prior year, due primarily to the expiration of the lease at the Rampart Casino.  Operations at the Rampart Casino came to an end on March 31, 2012, in connection with the expiration of the 10-year casino sub lease agreement with Hotspur Casino Nevada (“Hotspur”). On April 1, 2012, Hotspur assumed the operations at the Rampart Casino. The reduction in revenues was partially offset by increased revenues (net) at The Meadows of $5.4 million. The gains in net revenues at The Meadows are mainly attributed to increased casino and pari-mutual revenues at The Meadows of $4.2 million and $1.1 million, respectively, and partly to the mild winter in the Northeast region as compared to the six months period ended June 30, 2011.  Additionally, on April 15, 2012, The Meadows opened a new parking structure accommodating approximately 1,300 vehicles.  Other income from consulting fees received contributed approximately $2.0 million in additional revenue for the six months ended June 30, 2012.  On April 1, 2011, CCR entered into a consulting agreement with the Jackson Rancheria of Mewuk Indians of California. Pursuant to the agreement, CCR receives a monthly consulting fee and an annual incentive fee that is calculated on a percentage of incremental increase of Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the agreement). Collectively, revenues (net) for Cannery Hotel and Casino and Eastside Hotel and Casino remained relatively unchanged as compare to the same period last year.

•                  Income from operations increased $3.5 million for the six months ended June 30, 2012, as compared to the corresponding period in the prior year, due primarily to reduced operating cost in connection with the expiration of the 10-year casino sublease agreement at the Rampart Casino on March 31, 2012 (as previously discussed). The gain in income was partially offset by a onetime charge of $1.9 million at the Rampart Casino related to certain assets and liabilities of Rampart Casino assumed by Rampart’s landlord, Hotspur, due to the expiration of the 10-year casino sub lease agreement on March 31, 2012 (as previously discussed).

•                  Net loss decreased $1.8 million for the six months ended June 30, 2012, as compared to the corresponding period in the prior year, due primarily to gains in income from operations (as previously discussed), partially offset by increased income tax expense of $2.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: August 14, 2012	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: August 14, 2012	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)