Form 10-Q
period 2012-09-30
OCM HoldCo, LLC
filed 2012-11-14
CIK 1353741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$8,075,496	$8,270,647

Other assets
Investment in Cannery Casino Resorts, LLC	133,631,360	135,570,746
Gaming and related licenses	805,698	805,698
Deferred tax assets	15,487,979	17,824,158
	$158,000,533	$162,471,249

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $208,027 and $138,135 to related parties	$212,385	$163,678
Taxes payable	2,628	—
Deferred tax liabilities	155,016	321,286
Related party loans	750,000	750,000
	1,120,029	1,234,964

Members’ equity	156,880,504	161,236,285
	$158,000,533	$162,471,249

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011

Income (loss)
Interest income	$1,923	$2,810	$5,989	$3,824
Equity in loss of unconsolidated investees	(1,328,171)	(819,653)	(1,939,387)	(1,868,072)
Gain on sale of unconsolidated investee	—	—	—	799,289
	(1,326,248)	(816,843)	(1,933,398)	(1,064,959)

Costs and expenses
Professional fees	38,873	53,361	177,807	191,389
Administrative fees and other expenses	13,129	15,368	39,647	42,348
Interest expense, related parties	11,018	10,484	32,392	30,710
	63,020	79,213	249,846	264,447

Loss before income tax benefit	(1,389,268)	(896,056)	(2,183,244)	(1,329,406)

Income tax (provision) benefit	1,410,017	1,176,212	(2,172,537)	2,386,125

Net (loss) income	$20,749	$280,156	$(4,355,781)	$1,056,719

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(4,355,781)	—	(4,355,781)

Balances, end of period	$156,880,504	$(27,064)	$156,907,568

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	1,056,719	—	1,056,719
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	111,106	111,106	—
Unrealized loss on interest rate swap agreements	(823)	(823)	—

Balances, end of period	$160,749,029	$(25,013)	$160,774,042

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	2012	2011

Operating activities
Net (loss) income	$(4,355,781)	$1,056,719
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,939,387	1,868,072
Gain on sale of unconsolidated investee	—	(799,289)
Deferred income taxes	2,169,909	(2,386,125)
Increase in accounts payable and accrued expenses	48,706	99,300
Taxes payable	2,628	—
Net cash used in operating activities	(195,151)	(161,323)

Investing activities
Proceeds from the sale of unconsolidated investee	—	8,000,000
Net cash provided by investing activities	—	8,000,000

Net (decrease) increase in cash	(195,151)	7,838,677
Cash, beginning of period	8,270,647	506,264

Cash, end of period	$8,075,496	$8,344,941

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$—	$110,283

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2012 and December 31, 2011, and for the three and nine month periods ended September 30, 2012 and 2011, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated during consolidation.

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012, from which the balance sheet information as of December 31, 2011 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$119,538,969	$135,611,739	$378,275,440	$402,930,049

Income from operations	$6,495,256	$6,621,739	$25,455,065	$22,054,539

Net loss	$(4,188,491)	$(2,533,526)	$(6,116,009)	$(6,250,318)

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2009 through 2011) and concluded that the Company has no recordable liability as a result of certain uncertain tax positions taken.  The Company is generally subject to audit for tax years 2009 and forward.

On June 23, 2011, the Internal Revenue Services (“IRS”) proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009. The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility. The IRS has taken a position that this loss deduction should be disallowed in full. However, CCR management vigorously defended its position and maintains that the position taken was proper and supported by applicable laws and regulations. CCR management has reached a tentative settlement with IRS Appeals Office in which the parties have agreed to allow 70% of this loss deduction. The net effect of the adjustment is a reduction of the net operating loss carry forward for the CCR subsidiary in future years of approximately $6.9 million.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $92,251 and $59,859 as of September 30, 2012 and December 31, 2011, respectively.

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

NOTE 7—Subsequent Events

On October 2, 2012, CCR and Washington Trotting Association, a subsidiary of CCR (“WTA”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

On October 2, 2012, in connection with CCR entering into the First Lien Credit Facility and Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

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

On March 3, 2010, CCR entered into Amendment No. 1 to the First Lien Credit Agreement, by and among CCR, Washington Trotting Association, Inc., a subsidiary of CCR, (“WTA”), Bank of America, N.A. (“Bank of America”), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto (the “First Lien Amendment”).  Pursuant to the First Lien Amendment, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the First Lien Credit Agreement have been fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans has been permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers are required to maintain as of each quarter end date through the remaining term of the First Lien Credit Agreement has been adjusted; and (iv) the borrowers will be permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the First Lien Credit Agreement that are affected by the First Lien Amendment include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the First Lien Credit Agreement. The First Lien Credit Agreement was further amended by the First Lien Amendment No. 2 on February 7, 2012. Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

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

Recent Developments

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated during consolidation.

On October 2, 2012 (the “Closing Date”), Cannery Casino Resorts, LLC (“CCR”), an unconsolidated investee of OCM HoldCo, LLC (the “Company”) and Washington Trotting Association, Inc. (a subsidiary of CCR and together, the “Borrowers”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

The term loans under the First Lien Credit Facility (the “First Lien Term Loans”) and the revolving loans under the First Lien Credit Facility bear interest at a LIBOR index plus 4.75%, and the term loans under the Second Lien Credit Facility (the “Second Lien Term Loans”) bear interest at a LIBOR index plus 8.75%, with a LIBOR floor of 1.25% for each of the First Lien Term Loans and Second Lien Term Loans.  The interest rate on the First Lien Credit Facility is subject to one-step down based upon compliance with a consolidated total leverage ratio below a certain threshold.  Interest payments are payable quarterly for both the First Lien Term Loans and Second Lien Term Loans. The First Lien Term Loans also require quarterly principal payments in an amount equal to 0.25% of the aggregate principal amount of the First Lien Term Loans commencing on December 31, 2012, with the remaining outstanding principal due on the maturity date. Unlike the First Lien Credit Facility, the Second Lien Credit Facility does not amortize and requires the outstanding principal balance to be repaid on its maturity date.

Additional details related to the First Lien Credit Facility and Second Lien Credit Facility are as follows:

•                  The terms of the credit facilities are set forth in two agreements.  Under the First Lien Credit Facility agreement, the $385 million term facility was borrowed in a single installment on the Closing Date, and the $40 million revolving facility was not funded on the Closing Date, but is available thereafter until the fifth anniversary of the Closing Date. Interest rates under the First Lien Credit Facility and the Second Lien Credit Facility float with LIBOR rate indexes, as explained above.

•                  Both the First Lien Credit Facility and the Second Lien Credit Facility require CCR to maintain a consolidated total leverage ratio below certain thresholds.  In addition, the First Lien Credit Facility also requires CCR to maintain a consolidated interest coverage ratio above certain thresholds.

•                  Both credit facilities are subject to various other affirmative and negative covenants and reporting obligations in favor of the lenders, including, among other restrictions, restrictions on other indebtedness, capital expenditures, liens, investments, fundamental changes, asset dispositions, affiliate transactions, and restricted payments.

•                  The Borrowers’ obligations under each of the credit facilities are guaranteed by certain of their subsidiaries on a senior secured basis and are secured by substantially all of the real and personal property, including certain accounts of CCR and its subsidiaries.  The liens securing the Borrowers’ obligations under the Second Lien Credit Facility are subordinated to the liens securing the Borrowers’ obligations under the First Lien Credit Facility.

On October 2, 2012, in connection with CCR entering into the First Lien Credit Facility and Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and OCM AcquisitionCo, LLC, a wholly-owned subsidiary of the Company (“AcquisitionCo”), CCR (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, are as follows:

•                  CCR’s net loss increased approximately $1.65 million for the three months ended September 30, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.51 million increase in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s income before income taxes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, are as follows:

•                  CCR’s net loss decreased approximately $0.13 million for the nine months ended September 30, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  Conversely, prior to the sale of the Company’s equity interest in NP Land on May 19, 2011, NP Land generated $0.8 million in net income.  The net impact of these factors resulted in a $0.07 million increase in equity in loss of unconsolidated investees.

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

Operational highlights for CCR for the three and nine months ended September 30, 2012 and 2011 are as follows:

Three months ended September 30, 2012 and 2011

•                  Revenues (net) decreased 11.9% for the three months ended September 30, 2012, as compared to the corresponding period in the prior year, due primarily to the expiration of the 10-year casino sub lease at the Rampart Casino.  The Rampart Casino lease expired on March 31, 2012, in connection with the cessation of the 10-year casino sub lease agreement with Hotspur Casino Nevada, Inc. (“Hotspur”). On April 1, 2012, Hotspur assumed the operations at the Rampart Casino. Collectively, revenues (net) for Cannery Hotel and Casino and Eastside Hotel and Casino decreased $2.0 million due primarily to lower customer spending as compared to the same period last year. Revenues (net) at The Meadows remained relatively unchanged for the three month period ended September 30, 2012 as compared to the same corresponding period in the prior year.

•                  Income from operations decreased 2.0% for the three months ended September 30, 2012 as compared to the corresponding period in the prior year, due primarily to the declines in revenues (as discussed in the previous paragraph). The declines in revenues were partially offset by reduced operating costs in connection with the cessation of the 10-year casino sublease agreement at the Rampart Casino on March 31, 2012 (as previously discussed) and a non-recurring $1.0 million litigation reserve recorded in the prior year.

•                  Net loss increased $1.7 million for the three months ended September 30, 2012, as compared to the corresponding period in the prior year, due primarily to decrease in revenues (as previously discussed) and increased income tax expense of $1.5 million.

Nine months ended September 30, 2012 and 2011

•                  Revenues (net) decreased 6.1% for the nine months ended September 30, 2012, as compared to the corresponding period in the prior year, due primarily to the expiration of the lease at the Rampart Casino.  Operations at the Rampart Casino came to an end on March 31, 2012, in connection with the expiration of the 10-year casino sub lease agreement with Hotspur Casino

Nevada (“Hotspur”). On April 1, 2012, Hotspur assumed the operations at the Rampart Casino. Collectively, revenues (net) for Cannery Hotel and Casino and Eastside Hotel and Casino decreased $1.9 million due primarily to lower customer spend as compared to the same period last year. The reduction in revenues was partially offset by increased revenues (net) at The Meadows of $6.2 million. The gains in net revenues at The Meadows are mainly attributed to increased casino and pari-mutual revenues at The Meadows of $4.5 million and $1.4 million, respectively, and due partly to the mild winter in the Northeast region as compared to the nine months period ended September 30, 2011.  Additionally, on April 15, 2012, The Meadows opened a new parking structure accommodating approximately 1,300 vehicles. Other income from consulting fees received contributed approximately $2.4 million in additional revenue for the nine months ended September 30, 2012.  On April 1, 2011, CCR entered into a consulting agreement with the Jackson Rancheria of Mewuk Indians of California. Pursuant to the agreement, CCR receives a monthly consulting fee and an annual incentive fee that is calculated on a percentage of incremental increase of Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the agreement).

•                  Income from operations increased $3.4 million for the nine months ended September 30, 2012, as compared to the corresponding period in the prior year, due primarily to reduced operating cost in connection with the expiration of the 10-year casino sublease agreement at the Rampart Casino on March 31, 2012 (as previously discussed) and a $1.0 million litigation reserve from the prior year. The gains in income was partially offset by a onetime charge of $1.9 million at the Rampart Casino related to certain assets and liabilities of Rampart Casino assumed by Rampart’s landlord, Hotspur, due to the expiration of the 10-year casino sub lease agreement on March 31, 2012 (as previously discussed).

•                  Net loss decreased 2.2% for the nine months ended September 30, 2012, as compared to the corresponding period in the prior year, due primarily to gains in income from operations (as previously discussed), partially offset by increased income tax expense of $4.0 million.

On June 23, 2011, the Internal Revenue Services (“IRS”) proposed adjustments for certain deductions on certain CCR subsidiary corporate income tax returns for tax years ended December 31, 2007 through 2009. The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility. The IRS has taken a position that this loss deduction should be disallowed in full. However, CCR management vigorously defended its position and maintains that the position taken was proper and supported by applicable laws and regulations. CCR management has reached a tentative settlement with IRS Appeals Office in which the parties have agreed to allow 70% of this loss deduction. The net effect of the adjustment is a reduction of the net operating loss carry forward for the CCR subsidiary in future years of approximately $6.9 million.

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

On October 2, 2012, CCR entered into two new syndicated credit facilities totaling $590 million: a $425 million first lien facility consisting of; (i) $385 million term loan borrowed at Closing Date; (ii) $40 million revolving loan unfunded at Closing Date, but available until the fifth anniversary of the Closing Date and; (iii) $165 million second lien term loan facility (collectively, the “2012 Credit Agreements”) (see Overview above).  Portions of the proceeds were used to retire $443.5 million of debt that was outstanding from the May 18, 2007 refinancing and $86.9 of the proceeds was distributed to certain owners of the Series C shares. The remaining value of the Series C shares was contributed to CCR, and there are no remaining Series C shares outstanding.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: November 14, 2012	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: November 14, 2012	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)