Form 10-K
period 2012-12-31
OCM HoldCo, LLC
filed 2013-03-29
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 29, 2013, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

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

OCM HOLDCO, LLC

PART I

Item 1.  Business.

THE COMPANY

Overview of the Company

OCM HoldCo, LLC, a Delaware limited liability company (the “Company”) was initially formed on July 22, 2005, at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), each of which is a Delaware limited partnership and an affiliate of Oaktree Capital Management, L.P., a Delaware limited partnership (formerly Oaktree Capital Management, LLC) (“Oaktree”). The Company was formed for the primary purpose of participating in various activities relating to the gaming industry.

The Company, through its subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”) holds a 31.71% interest in the Series A Units of Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.   GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.

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

Until March 2012, CCR operated the Rampart Casino (the “Rampart Casino” located in the Summerlin area of Northwest Las Vegas (see Business Developments).

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

VoteCo, InvestCo, the Company and each of the Company’s subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2012, Oaktree managed approximately $77.1 billion in assets across a wide range of investment strategies, including high yield and convertible bonds, distressed debt, specialized private equity (including power infrastructure), senior loans, real estate, emerging market and Japanese equities and mezzanine finance.  Since its founding in 1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angeles, the firm today has over 700 employees in 13 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

Business Developments

Blocker Option Agreement Expiration

On January 5, 2006, the Company entered into an option agreement with its subsidiary Blocker (the “Blocker Option Agreement”), to purchase all of Blocker’s outstanding Class A Units and Class B Units in AcquisitionCo, along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  The Company paid approximately $15.2 million as consideration for the execution and delivery of the Blocker Option Agreement.  The Blocker Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, the Company recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated in consolidation.

Rampart Casino

From 2002 to 2012, a subsidiary of CCR operated The Rampart Casino located in the Summerlin area of Las Vegas under a sublease agreement with Hotspur Casinos Nevada, Inc., a Nevada corporation (“Hotspur”).  This sublease expired on March 31, 2012.  Accordingly, CCR ceased its operations related to the Rampart Casino upon the expiration of the sublease (see The Rampart Casino below).

2007 First Lien Amendment No. 2

On February 7, 2012, CCR entered into a second amendment (the “2007 First Lien Amendment No. 2”) to that certain First Lien Credit Agreement, dated as of May 18, 2007, by and among CCR, Bank of America, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, and the other parties thereto (the “2007 First Lien Credit Agreement”).  Among other matters, the 2007 First Lien Amendment No. 2 extended the maturity date for the revolving loans under the 2007 First Lien Credit Agreement from May 18, 2012 to February 18, 2013.  On October 2, 2012, these facilities were replaced.

2012 Credit Facilities

On October 2, 2012 (the “Closing Date”), CCR and Washington Trotting Association, Inc. (a subsidiary of CCR and together, the “Borrowers”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “2012 First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “2012 Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding under the 2007 First Lien Credit Agreement, as amended, and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

The term loans under the 2012 First Lien Credit Facility (the “2012 First Lien Term Loans”) and the revolving loans under the 2012 First Lien Credit Facility bear interest at a LIBOR index plus 4.75%, and the term loans under the 2012 Second Lien Credit Facility (the “2012 Second Lien Term Loans”) bear interest at a LIBOR index plus 8.75%, with a LIBOR floor of 1.25% for each of the 2012 First Lien Term Loans and 2012 Second Lien Term Loans.  The interest rate on the 2012 First Lien Credit Facility is subject to one-step down based upon compliance with a consolidated total leverage ratio below a certain threshold.  Interest payments are payable quarterly for both the 2012 First Lien Term Loans and 2012 Second Lien Term Loans. The 2012 First Lien Term Loans also require quarterly principal payments in an amount equal to 0.25% of the aggregate principal amount of the 2012 First Lien Term Loans commencing on December 31, 2012, with the remaining outstanding principal due on the maturity date. Unlike the 2012 First Lien Credit Facility, the 2012 Second Lien Credit Facility does not amortize and requires the outstanding principal balance to be repaid on its maturity date.

Additional details related to the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility are as follows:

•                  The terms of the 2012 First Lien Credit Facility are set forth in an agreement (the “2012 First Lien Credit Agreement”), and the terms of the 2012 Second Lien Credit Facility are set forth in a separate agreement (the “2012 Second Lien Credit Agreement”).  Under the 2012 First Lien Credit Agreement, the $385 million term facility was borrowed in a single installment on the Closing Date, and the $40 million revolving facility was not funded on the Closing Date, but is available thereafter until the fifth anniversary of the Closing Date. Interest rates under the 2012 First Lien Credit Facility and the 2012 Second Lien Credit Facility float with LIBOR rate indexes, as explained above.

•                  Both the 2012 First Lien Credit Facility and the 2012 Second Lien Credit Facility require CCR to maintain a consolidated total leverage ratio below certain thresholds.  In addition, the 2012 First Lien Credit Facility also requires CCR to maintain a consolidated interest coverage ratio above certain thresholds.

•                  Both credit facilities are subject to various other affirmative and negative covenants and reporting obligations in favor of the lenders, including, among other restrictions, restrictions on other indebtedness, capital expenditures, liens, investments, fundamental changes, asset dispositions, affiliate transactions, and restricted payments.

•                  The Borrowers’ obligations under each of the credit facilities are guaranteed by certain of their subsidiaries on a senior secured basis and are secured by substantially all of the real and personal property, including certain accounts of CCR and its subsidiaries.  The liens securing the Borrowers’ obligations under the 2012 Second Lien Credit Facility are subordinated to the liens securing the Borrowers’ obligations under the 2012 First Lien Credit Facility.

On October 2, 2012, in connection with CCR entering into the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and together with Crown One, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo, CCR (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate of Series A Units of CCR.

The foregoing summaries of the 2007 First Lien Amendment No. 2, the 2012 First Lien Credit Agreement, the 2012 Second Lien Credit Agreement and the Waiver and Amendment do not purport to be complete and are qualified in their entirety by reference to the respective documents, copies of which have been filed as Exhibit 10.37 to the Annual Report on Form 10-K filed with the Commission on March 30, 2012 and Exhibit 10.38, Exhibit 10.39 and Exhibit 10.40 to the Current Report on Form 8-K filed with the Commission on November 9, 2012.

Return of Capital

On November 27, 2012, AcquisitionCo distributed $63.0 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $63.0 million, which consisted of a $10.5 million partial repayment of principal and a $10.0 million payment of accrued interest on intercompany loans to the Company, and $42.5 million as a return of capital.  The Company then distributed the $63.0 million to InvestCo as a return of capital (see Financial Statements and Supplementary Data below).

Historical Developments

CCR’s Las Vegas property The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease (see The Eastside Cannery/Nevada Palace below).  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8.0 million in cash.  The transaction closed on May 19, 2011.

In connection with the execution and delivery of the Series B Preferred Purchase Agreement and the transactions related thereto (described below), CCR in 2011 issued an aggregate of 71,614 Series B Preferred Units of CCR (the “Series B Units”) to Crown One and Crown Two.  In accordance with the terms and provisions of CCR’s Revised Operating Agreement (described below), the Series B Units are convertible on a one-to-one basis (subject to adjustment upon the occurrence of certain events) into Series A2 Preferred Units of CCR (the “Series A2 Units”) at the election of the holder upon the attainment of all requisite regulatory approvals under applicable gaming laws.  Both the Series B Units and the Series A2 Units are non-voting securities, except that so long as the aggregate percentage interests of the holders of the Series A2 Units is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.  On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

On March 3, 2010, CCR entered into Amendment No. 1 to the 2007 First Lien Credit Agreement (the “2007 First Lien Amendment No. 1”).  Pursuant to the 2007 First Lien Amendment No. 1, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the 2007 First Lien Credit Agreement were fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans was reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers were required to maintain as of each quarter end date through the remaining term of the 2007 First Lien Credit Agreement was adjusted; and (iv) the borrowers were permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which is mortgaged under the 2007 First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the 2007 First Lien Credit Agreement affected by the 2007 First Lien Amendment No. 1 include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the 2007 First Lien Credit Agreement.

On March 3, 2010, in accordance with the terms and conditions of that certain Series C Preferred Purchase Agreement (the “Series C Purchase Agreement”), by and among the Crown Parties, Millennium, AcquisitionCo, and CCR, CCR sold (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in the Revised Operating Agreement.

In connection with the 2007 First Lien Amendment No. 1 and the issuance of the Series C Preferred Units described below, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement creates a series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) are non-voting subject to certain limited consent rights, (ii) are required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) may be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.

On March 12, 2009, the Company entered into the agreements outlined below in connection with the termination of that certain Purchase Agreement by and between the Crown Parties, the Company, Millennium (Millennium and the Company, collectively, the “Original Equityholders”), and CCR (collectively, CCR with Millennium and the Company,  the “Seller Parties”), dated as of December 11, 2007 (as thereafter amended, the “Original Purchase Agreement”), pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the issued and outstanding equity interests of CCR (the “CCR Units”) from the Original Equityholders and rights in the Option Agreement, as described below.

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

Simultaneously with the execution and delivery of the Termination and Settlement Agreement and in accordance with the terms thereof, the Crown Parties, the Original Equityholders and CCR entered into a Preferred Purchase Agreement  (the “Series B Preferred Purchase Agreement”).  On April 24, 2009, CCR sold to the Purchasers 71,614 Series B Units for an aggregate purchase price of $320 million in cash (the “Preferred Purchase Price”) in accordance with the terms and conditions of the Series B Preferred Purchase Agreement.  Of the Preferred Purchase Price, $20 million represents reimbursement of certain project costs incurred by CCR related to various project costs at The Meadows.   The Series B Units have no coupon and are not subject to mandatory redemption.  The Option Agreement, as described below, remained unaffected.  The Series B Units have since been converted into Series A2 Units in accordance with the Revised Operating Agreement (see Historical Developments above).

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

With construction completed in April 2009, PA Meadows, LLC, a  Delaware limited liability company and wholly owned subsidiary of CCR (“PA Meadows”), opened an approximately 350,000 square-foot permanent casino that replaced the 82,000 square foot temporary casino.  The permanent facility includes 8 restaurants and a boutique style bowling alley and nightclub. The permanent casino integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities, including 3,317 slot machines and 60 table games.

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

The foregoing summaries of the 2007 First Lien Amendment No. 1, the Revised Operating Agreement, the Series C Purchase Agreement, the Original Purchase Agreement, the Termination and Settlement Agreement, the Preferred Purchase Agreement and the Option Agreement do not purport to be complete and are qualified in their entirety by reference to the respective documents, copies of which have been filed as Exhibit 10.34 to the Current Report on Form 8-K filed with the Commission on March 9, 2010, Exhibit 10.35 and Exhibit 10.36 to the Current Report on Form 8-K filed with the Commission on March 9, 2010 and as Exhibit 10.30, Exhibit 10.31, Exhibit 10.32 and Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

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

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a casino and the on-and-off track racing operations.  In September 2006, CCR acquired the gaming assets of and commenced temporary operations at the Nevada Palace, which ceased operation on February 29, 2008 as planned in connection with the construction of the Eastside Cannery, which replaced the Nevada Palace and opened on August 28, 2008. The Cannery and the Eastside Cannery are currently and the Rampart Casino was managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”).  MMG II is 95% owned by William Paulos and William Wortman.  Messrs. Paulos and Wortman, through Millennium, own the remaining 58% of the Series A1 Units of CCR and Mr. Wortman also, indirectly, owns 100% of the equity interests in NP Land, the entity that owns the primary site upon which the Eastside Cannery is located.  CCR ceased its operations at the Rampart Casino at the end of its lease term in March 2012 (see The Rampart Casino below).

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003, and, in 2006, completed a $40 million expansion project.  Currently, The Cannery features approximately 80,400 square feet of casino space, including 1,881 slot/video poker machines, 24 table games (including poker), poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 200 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.  The Eastside Cannery replaced the Nevada Palace and opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to The Cannery, with 307 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool with cabanas on the property.  The Eastside Cannery’s casino has approximately 65,000 square feet of gaming space, with 1,866 slot machines, 24 table games (including poker), a 450-seat bingo hall, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, five bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

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

The Pennsylvania Gaming Control Board (the “Pennsylvania Board”) approved Washington Trotting Association (“WTA”), a wholly-owned subsidiary of PA Meadows, to receive a Category 1 Slot Machine License to operate a casino at The Meadows in December 2006. With construction completed in April 2009, PA Meadows opened an approximately 350,000 square-foot permanent casino that replaced an approximately 82,000 square foot temporary casino.  The permanent facility includes 8 restaurants and a boutique style bowling alley and nightclub. In addition, the permanent casino houses 3,317 slot machines and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

In January 2010, the Pennsylvania Act was amended to permit table games at slot facilities in Pennsylvania after issuance of a table games certificate by the Pennsylvania Board.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  On April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. At December 31, 2012 table game operations at The Meadows consisted of 60 table games and 20 poker tables.

The Rampart Casino

In December 2002, CCR, through a subsidiary, commenced operations at the Rampart Casino under a 10-year sublease agreement with Hotspur.

The Rampart Casino is situated within the JW Marriott Las Vegas Resort, Spa & Golf at the Resort at Summerlin, located in the Summerlin area of northwest Las Vegas. The Rampart Casino’s facilities consist of approximately 50,000 square feet of casino space, approximately 1,200 slot machines, 18 table games, a race and sports book, three restaurants, a bar and three lounges. The JW Marriott Las Vegas Resort is located on over 50 acres of land and consists of a hotel with over 500 guest rooms and suites, a spa, and several restaurants.

This sublease expired on March 31, 2012. Accordingly, CCR ceased its operations related to the Rampart Casino upon the expiration of the sublease (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

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

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2012, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.22 billion, representing a year-over-year increase of approximately 1.33% as compared to 2011, according to the Nevada Gaming Control Board.

The specific submarkets for The Cannery, the Rampart Casino and the Eastside Cannery are North Las Vegas, Summerlin, and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas was approximately $273 million in 2012, an increase of 1.87% from $268 million in 2011.  From 2010 to 2011, total win was essentially flat, though from 2009 to 2010, total win from nonrestricted gaming operations decreased approximately 6.29%, from $286 million to $268 million.

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

The Boulder Strip Area

The Eastside Cannery is located along the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, was approximately $796 million in 2012, an increase of approximately 2.31% from $778 million in 2011.  CCR management believes that  the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Pennsylvania has approved 12 slot machine gaming facilities for licensure throughout the state: 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board is currently evaluating six proposals for the fifth stand-alone gaming facility in Philadelphia.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open, 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse were open throughout 2012 and 1 resort based slot machine facility, Valley Forge Casino Resort, opened in March 2012.  On May 20, 2011, the Pennsylvania Board granted the second resort-based slot machine facility license to Nemacolin Woodlands Resort in Farmington, Pennsylvania, which is approximately 60 miles from The Meadows.  The license allows for up to 600 slot machines and 50 gaming tables.  The facility is expected to open with 600 slots and 28 table games.   Construction of the gaming facility at The Nemacolin Woodlands Resort commenced in December 2012 and the facility is expected to open in summer 2013.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.  Although the new owners have not applied to the Pennsylvania Board for a gaming license, they have requested numerous license extensions from the Pennsylvania Harness Commission to preserve the property’s potential for a casino.  The most recent extension expires in June 2013.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are The Rivers Casino in Pittsburgh, two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from The Meadows and opened in August 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slot machines.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slot machines.  Both West Virginia facilities added table games in late 2007. The Meadows and The Rivers Casino commenced table game operations in July 2010.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board is currently evaluating six proposals for the fifth stand-alone gaming facility in Philadelphia.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open, 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse were open throughout 2012 and 1 resort based slot machine facility, Valley Forge Casino Resort, opened in March 2012.  On May 20, 2011, the Pennsylvania Board granted the second resort-based slot machine facility license to Nemacolin Woodlands Resort in Farmington, Pennsylvania, which is approximately 60 miles from The Meadows.  The license allows for up to 600 slot machines and 50 gaming tables.  The facility is expected to open with 600 slots and 28 table games.   Construction of the gaming facility at The Nemacolin Woodlands Resort commenced in December 2012 and the facility is expected to open in summer 2013.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.  Although the new owners have not applied to the Pennsylvania Board for a gaming license, they have requested numerous license extensions from the Pennsylvania Harness Commission to preserve the property’s potential for a casino.  The most recent extension expires in June 2013.

The closest in-state licensed facility to The Meadows is The Rivers Casino located in Pittsburgh, Pennsylvania and is approximately 25 miles from The Meadows.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.

In addition, six gaming facilities have opened or are near opening in Ohio.  The Horseshoe Casino in Cleveland opened in May 2012 and Thistledowns in the suburbs of Cleveland is expected to open in April 2013.  Cleveland is approximately 150 miles from The Meadows.  The Hollywood Casino and Scioto Downs in the Columbus area opened October 2012 and June 2012, respectively.  Columbus is approximately 160 miles from The Meadows.  The Horseshoe Casino in Cincinnati opened March 2013 and is approximately 260 miles from The Meadows.  The Hollywood Casino in Toledo opened May 2012 and is approximately 250 miles from The Meadows.  It is also anticipated that the Racetrack facilities in Ohio owned by Penn National will be relocated to Dayton, Ohio and Youngstown, Ohio, approximately 230 miles and 85 miles, respectively, from The Meadows.  The timeline for opening of these facilities is unknown.

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

Employees

As of December 31, 2012, CCR and its subsidiaries had approximately 3,120 active employees and approximately 2,750 full-time equivalent employees.  Of these employees, 520 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

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

As a licensee, WTA is obligated to fully cooperate with the Pennsylvania Board in the conduct of any inquiry or investigation and provide any supplementary information as may be requested. Currently, there are no known inquiries or investigations.

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

Pursuant to the Pennsylvania Race Horse Development and Gaming Act of 2004, the Pennsylvania Board borrowed $36.1 million from the State of Pennsylvania General Fund, which is required to be repaid by Pennsylvania gaming operators.  However, the Pennsylvania Board will not assess the gaming operators until all 14 Pennsylvania gaming licenses are issued and gaming operations have commenced at each location.  Currently there are 11 casinos operating in Pennsylvania, and it is anticipated that the 12th facility will be operational in the summer of 2013 and that the 13th license will be issued in the fourth quarter of 2013.  It is not known when the one remaining license will be issued and the resultant casino will be operational.  Furthermore, the Pennsylvania Board has yet to determine a loan repayment schedule whereby each licensee will be assessed its share of the obligation.  Accordingly, no liability has been recorded in connection with this contingent obligation.

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

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) that licensee has adequate funds to commence table games operations and pay the license fee; (iv) that the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) that licensee has sufficient business ability and experience to maintain table games operation; (vi) that internal and external security and proposed surveillance are adequate for table games; (vii) that the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  In April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. As of December 31, 2012, table game operations at The Meadows consisted of 60 table games and 20 poker tables.  In connection with the commencement of these operations, The Meadows was required to pay a one time non-refundable table game authorization fee of $16.5 million.  WTA was subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at The Meadows.  The tax on daily gross table games revenue then decreased to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission.  Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”).  Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc. (“MLR”), each holds one of the five Harness Racing Licenses.  In June 2007, the Pennsylvania Commission granted the sole remaining Harness Racing License to Valley View Downs, LP.  However, the Valley View Downs project has not been completed as a result of the bankruptcy of Centaur LLC, the parent company of Valley View Downs. The new owners have requested numerous extensions from the Pennsylvania Commission to preserve the property’s potential for a casino.  The most recent extension expires in June 2013.

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

Item 3.  Legal Proceedings.

As of March 29, 2013, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 29, 2013, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

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

As of March 29, 2013, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

As previously discussed, on November 27, 2012, the Company distributed $63.0 million to InvestCo as a return of capital. The Company does not regularly pay, and does not expect to pay in the foreseeable future, any other dividends or other distributions with respect to its membership units.

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

The Company’s current business consists primarily of its indirect ownership of a 31.71% interest in CCR’s Series A Units.  Until October 2, 2012, the Company indirectly owned a 62-1/6% interest in CCR’s Series C Preferred Units (see Recent Developments below). Until May 2011 the Company indirectly owned a 33-1/3% equity interest in NP Land. The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011 (see Recent Developments below).  On March 8, 2011, the Company’s equity interest in CCR’s Series A Units was reduced from 42% to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (see Recent Developments below).  CCR operates three Las Vegas casinos, The Cannery, the Eastside Cannery, and the Rampart Casino, and The Meadows, a harness racetrack and casino in Pennsylvania.  NP Land owns the land of the current site of the Eastside Cannery, which it leases to a subsidiary of CCR.  CCR ceased operations at the Rampart Casino when the lease term expired in March 2012.

On December 11, 2007, the Company entered into the Original Purchase Agreement with CCR, Millennium and the Crown Parties, pursuant to which Crown One and Crown Two were to purchase, directly or indirectly, all of the CCR Units from the Original Equityholders (the “Original Crown Transaction”).  The Original Crown Transaction was initially expected to be consummated during the first quarter of 2009.  However, on March 12, 2009, the parties terminated the Original Purchase Agreement pursuant to the Termination and Settlement Agreement as more fully described under Item 1 —  Historical Developments.  On March 12, 2009, the Company also entered into the Preferred Purchase Agreement and the Option Agreement with the Crown Parties, CCR and Millennium, each as more fully described under Item 1 —  Historical Developments.

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

On March 3, 2010, CCR also entered into the 2007 First Lien Amendment No. 1.  Pursuant to the 2007 First Lien Amendment No. 1, among other matters, (i) the interest rate margins applicable to term loans and revolving loans under the 2007 First Lien Credit Agreement was fixed at 4.25% for Eurodollar rate loans and 3.25% for base rate loans, in lieu of a range dependent upon the borrowers’ consolidated leverage ratio; (ii) the maximum amount of revolving loans was permanently reduced from $110 million to $70 million; (iii) the consolidated leverage ratio that the borrowers were required to maintain as of each quarter end date through the remaining term of the 2007 First Lien Credit Agreement was adjusted; and (iv) the borrowers were permitted to transfer a portion of Pennsylvania real property where The Meadows Racetrack and Casino is located, which was mortgaged under the 2007 First Lien Credit Agreement, for construction of a hotel.  In addition to these matters, other covenants and provisions of the 2007 First Lien Credit Agreement affected by the 2007 First Lien Amendment No. 1 include covenants requiring maintenance of minimum consolidated EBITDA, compliance with cash management procedures and application of the proceeds of certain transactions, including the issuance of securities, to repay the outstanding indebtedness under the 2007 First Lien Credit Agreement.  The 2007 First Lien Credit Agreement was further amended by the 2007 First Lien Amendment No. 2 on February 7, 2012.  Among other matters, the 2007 First Lien Amendment No. 2 extended the maturity date for revolving loans under the 2007 First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease.  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8 million in cash.  The transaction closed on May 19, 2011.

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

Recent Developments

On January 5, 2006, the Company entered into the Blocker Option Agreement with its subsidiary Blocker, to purchase all of Blocker’s outstanding Class A Units and Class B Units in AcquisitionCo, along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  The Company paid approximately $15.2 million as consideration for the execution and delivery of the Blocker Option Agreement.  The Blocker Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, the Company recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated during consolidation.

On October 2, 2012 (the “Closing Date”), Cannery Casino Resorts, LLC (“CCR”), an unconsolidated investee of the Company and Washington Trotting Association, Inc. (a subsidiary of CCR and together, the “Borrowers”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “2012 First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “2012 Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

The term loans under the 2012 First Lien Credit Facility (the “2012 First Lien Term Loans”) and the revolving loans under the 2012 First Lien Credit Facility bear interest at a LIBOR index plus 4.75%, and the term loans under the 2012 Second Lien Credit Facility (the “2012 Second Lien Term Loans”) bear interest at a LIBOR index plus 8.75%, with a LIBOR floor of 1.25% for each of the 2012 First Lien Term Loans and 2012 Second Lien Term Loans.  The interest rate on the 2012 First Lien Credit Facility is subject to one-step down based upon compliance with a consolidated total leverage ratio below a certain threshold.  Interest payments are payable quarterly for both the 2012 First Lien Term Loans and 2012 Second Lien Term Loans. The 2012 First Lien Term Loans also require quarterly principal payments in an amount equal to 0.25% of the aggregate principal amount of the 2012 First Lien Term Loans commencing on December 31, 2012, with the remaining outstanding principal due on the maturity date. Unlike the 2012 First Lien Credit Facility, the 2012 Second Lien Credit Facility does not amortize and requires the outstanding principal balance to be repaid on its maturity date.

Additional details related to the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility are as follows:

•                  The terms of the credit facilities are set forth in two agreements.  Under the 2012 First Lien Credit Facility agreement, the $385 million term facility was borrowed in a single installment on the Closing Date, and the $40 million revolving facility was not funded on the Closing Date, but is available thereafter until the fifth anniversary of the Closing Date. Interest rates under the 2012 First Lien Credit Facility and the 2012 Second Lien Credit Facility float with LIBOR rate indexes, as explained above.

•                  Both the 2012 First Lien Credit Facility and the 2012 Second Lien Credit Facility require CCR to maintain a consolidated total leverage ratio below certain thresholds.  In addition, the 2012 First Lien Credit Facility also requires CCR to maintain a consolidated interest coverage ratio above certain thresholds.

•                  Both credit facilities are subject to various other affirmative and negative covenants and reporting obligations in favor of the lenders, including, among other restrictions, restrictions on other indebtedness, capital expenditures, liens, investments, fundamental changes, asset dispositions, affiliate transactions, and restricted payments.

•                  The Borrowers’ obligations under each of the credit facilities are guaranteed by certain of their subsidiaries on a senior secured basis and are secured by substantially all of the real and personal property, including certain accounts of CCR and its subsidiaries.  The liens securing the Borrowers’ obligations under the 2012 Second Lien Credit Facility are subordinated to the liens securing the Borrowers’ obligations under the 2012 First Lien Credit Facility.

On October 2, 2012, in connection with CCR entering into the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment, by and among the Crown Parties, Millennium and AcquisitionCo, CCR (i) redeemed 39,384, 6,391 and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium, AcquisitionCo, Crown One and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption and recognized a gain on the sale of approximately $26.3 million and a non-cash equity contribution back to CCR of $7.2 million.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

On November 27, 2012, AcquisitionCo distributed $63.0 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $63.0 million, which consisted of a $10.5 million partial repayment of principal and a $10.0 million payment of accrued interest on intercompany loans to the Company, and $42.5 million as a return of capital.  The Company then distributed the $63.0 million to InvestCo as a return of capital.

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2012 compared to the year ended December 31, 2011 follows:

•                  CCR’s net loss increased approximately $6.0 million for the year ended December 31, 2012, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  Conversely, prior to the sale of the Company’s equity interest in NP Land on May 19, 2011, NP Land generated $0.8 million in net income.  The net impact of these factors resulted in a $1.9 million increase in equity in loss of unconsolidated investees.

•                  For the year ended December 31, 2012, the Company recognized a gain of approximately $26.3 million in connection with the Series C Redemption.  This gain, which was partially offset by an increase in CCR’s net loss, as described above, resulted in a $23.5 million net increase in gain before income tax (provision) benefit for the year ended December 31, 2012 as compared to the prior year.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through OCM Blocker, LLC, an entity in which the Company owns 99.99% of the equity interest, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized as a gain through an eventual sale of the Company’s investment in CCR.  (See Note 3 to the consolidated financial statements for additional details.)

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

Operational highlights for CCR for the years ended December 31, 2012 and 2011 are as follows:

•                  Revenues (net) decreased $42.9 million for the year ended December 31, 2012, as compared to the prior year, due primarily to declines in revenues (net) of $44.8 million at the Rampart Casino in connection with the expiration of the 10-year casino sub lease agreement with Hotspur Casino Nevada (“Hotspur”). Operations at the Rampart Casino came to an end on March 31, 2012 and was assumed by Hotspur on April 1, 2012. Collectively, revenues (net) for Cannery Hotel and Casino and Eastside Hotel and Casino decreased $3.2 million due primarily to lower customer spend as compared to the same period last year. The reduction in revenues was partially offset by increased revenues (net) at The Meadows of $5.1 million. The gains in net revenues at The Meadows are mainly attributed to increased casino and pari-mutual revenues of $2.5 million and $1.8 million, respectively.  Additionally, on April 15, 2012, The Meadows opened a new parking structure accommodating 1,201 vehicles.

•                  Income from operations increased $4.4 million for the year ended December 31, 2012, as compared to the prior year, due primarily to: (i) reduced depreciation expense of $3.1 million and $1.3 million at the Meadows and CCR, respectively, and (ii) a $1.9 million litigation reserve expensed in the prior year. The gains in income from operations were offset by a loss in operating income of $2.5 million at the Rampart Casino in connection with the expiration of the 10-year casino sublease on March 31, 2012 (as previously discussed).

•                  Net loss increased $6.0 million for the twelve months ended December 31, 2012, as compared to the corresponding period in the prior year, due primarily to: (i) increased interest expense of $4.5 million; (ii) loss on debt extinguishment of $3.1 million related to the October 2, 2012 refinance, and (iii) increase income tax expense of $2.7 million.

On June 23, 2011, the Internal Revenue Services (the “IRS”) proposed adjustments for certain deductions on WTA’s corporate income tax returns for tax years ended December 31, 2007 through 2009. The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility. The IRS initially took a position that this loss deduction should be disallowed in full. CCR’s management vigorously defended its position and maintains that the position taken was proper and supported by applicable laws and regulations. Nevertheless, on November 26, 2012, CCR reached a settlement with the IRS Appeals Office pursuant to which the IRS has agreed to allow 70% of this loss deduction. The net effect of the settlement is a $6.4 million reduction of the net operating loss generated by WTA in 2009.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover expenses of the Company. Interest accrues at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

On March 3, 2010, CCR entered into the 2007 First Lien Amendment No. 1 which changed certain covenants and provisions of the Credit Agreements as previously described. The Credit Agreements were further amended by the 2007 First Lien Amendment No. 2 on February 7, 2012. Among other matters, the 2007 First Lien Amendment No. 2 extended the maturity date for revolving loans under the 2007 First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, nor was Management’s report subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 29, 2013, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	54	Manager of the Company & CCR
Ronald N. Beck	57	Manager of the Company & CCR
William Paulos	65	Manager of CCR
William Wortman	66	Manager of CCR

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no equity compensation plans.

The following table sets forth, as of March 29, 2013, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

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

The following table sets forth, as of March 29, 2013, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

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

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover operating expenses of the Company. Interest accrues at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due and payable on demand.

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

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease (see The Eastside Cannery/Nevada Palace below).  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with Mr. Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8.0 million in cash.  The transaction closed on May 19, 2011.  The NP Land lease is for a 35-year term at a fixed rental rate of $205,761 per month (as of December 31, 2010), subject to periodic inflationary adjustments, and required a $3 million security deposit.

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

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $3.4 million and $3.5 million in 2012 and 2011, respectively, pursuant to separate agreements with CCR’s casinos. Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement had an initial term expiring in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

CCR has historically purchased promotional merchandise utilized for casino marketing and as customer incentives from an affiliate of Millennium and a company where a relative of Mr. Paulos had a financial interest. Additionally, CCR has engaged with another company to provide website development and management services related to the Company’s websites, which Mr. Paulos has a financial interest.  The Company incurred costs totaling $0.8 million and $0.4 million, respectively, in 2012 and 2011, related to these transactions.

CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage its Nevada operations.  In 2012 and 2011, the Company incurred fees to the affiliate of $6.4 million annually in connection with these arrangements.

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

As set forth under “Historical Developments”, the Company completed a sale of its equity interest in NP Land to Nevada Palace, Inc., an entity affiliated with William Wortman on May 11, 2011.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2012 and 2011, we incurred annual audit and quarterly financial statement review fees totaling approximately $110,400 and $113,800, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

We did not incur audit-related fees to Piercy Bowler Taylor & Kern, our independent registered public accounting firm in 2012 and 2011.

Tax Fees:

For 2012 and 2011, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2012 and 2011, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We do not currently have an audit committee. The foregoing services were pre-approved by our Managers.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
10.36

Series C Preferred Purchase Agreement by and among Crown Limited, Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc., OCM AcquisitionCo, LLC and Cannery Casino Resorts, LLC, dated March 3, 2010 (10)

10.37

Amendment No. 2 to First Lien Credit Agreement, dated February 7, 2012, by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto. (11)

10.38

First Lien Credit Agreement by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc., as co-documentation agents and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers, dated October 2, 2012. (12)

10.39

Second Lien Credit Agreement by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Bank of America, N.A., Goldman Sachs Bank USA and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. , as co-documentation agents and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers, dated October 2, 2012. (12)

10.40

Waiver and Amendment to Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC by and among Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc. and OCM AcquisitionCo, LLC, dated October 2, 2012. (12)

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

(9) Filed previously with the Company’s Annual Report on Form 10-K on March 31, 2009

(10) Filed previously with the Company’s Current Report on Form 8-K on March 9, 2010

(11) Filed previously with the Company’s Annual Report on Form 10-K on March 30, 2012

(12) Filed previously with the Company’s Current Report on Form 8-K on November 9, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 29, 2013	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

March 29, 2013	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager (principal executive officer)	March 29, 2013

/s/ Ronald N. Beck	Manager (principal financial and chief accounting officer)	March 29, 2013
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2012

and December 31, 2011

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 29, 2013

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash	$10,638,837	$8,270,647
Deferred tax asset, current	46,723	—
	10,685,560	8,270,647

Other assets
Investment in Cannery Casino Resorts, LLC	90,072,780	135,570,746
Gaming and related licenses	805,698	805,698
Deferred tax assets	7,387,410	17,824,158
	$108,951,448	$162,471,249

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $235,020 and $138,135 to related parties	$268,363	$163,678
Taxes payable	3,931	—
Deferred tax liabilities	—	321,286
Related party loans	750,000	750,000
	1,022,294	1,234,964

Members’ equity	107,929,154	161,236,285
	$108,951,448	$162,471,249

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

Income (loss)
Interest income	$17,574	$5,912
Equity in loss of unconsolidated investees	(5,839,077)	(3,899,685)
Gain on sale of unconsolidated investee	—	799,289
Gain on redemption of Series C shares of unconsolidated investee	26,254,956	—
	20,433,453	(3,094,484)

Costs and expenses
Professional fees	259,471	249,513
Administrative fees and other expenses	53,437	55,694
Interest expense, related parties	43,678	41,333
	356,586	346,540

Gain (loss) before income tax (provision) benefit	20,076,867	(3,441,024)

Income tax (provision) benefit	(10,168,899)	4,987,050

Net income	$9,907,968	$1,546,026

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Members’ Equity

For the Years Ended December 31, 2012 and 2011

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net income	9,907,968	—	9,907,968
Distribution to members	(63,036,389)	—	(63,036,389)
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	(178,710)	(178,710)	—

Balances, end of period	$107,929,154	$(205,774)	$108,134,928

2011
Balances, beginning of period	$159,582,027	$(135,296)	$159,717,323
Net income	1,546,026	—	1,546,026
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	109,040	109,040	—
Unrealized loss on interest rate hedge agreements	(808)	(808)	—

Balances, end of period	$161,236,285	$(27,064)	$161,263,349

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011

Operating activities
Net income	$9,907,968	$1,546,026
Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss of unconsolidated investees	5,839,077	3,899,685
Gain on sale of unconsolidated investee	—	(799,289)
Gain on redemption of Series C shares of unconsolidated investee	(26,254,956)	—
Deferred income taxes	10,164,968	(4,987,050)
Increase in accounts payable and accrued expenses	104,635	105,011
Taxes payable	3,931	—
Net cash used in operating activities	(234,377)	(235,617)

Investing activities
Proceeds from the redemption of Series C shares of unconsolidated investee	65,638,956	—
Proceeds from the sale of unconsolidated investee	—	8,000,000
Net cash provided by investing activities	65,638,956	8,000,000

Financing activities
Distribution to members	(63,036,389)	—
Net cash used in financing activities	(63,036,389)	—

Net increase in cash	2,368,190	7,764,383
Cash, beginning of year	8,270,647	506,264

Cash, end of year	$10,638,837	$8,270,647

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$(178,710)	$108,232
Contribution of Series C shares to unconsolidated investee	$7,241,000	$—

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2012

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns a 31.71% interest in the Series A Units of Cannery Casino Resorts, LLC (“CCR”).  Until October 2, 2012, the Company indirectly owned a 62-1/6% interest in CCR’s Series C Preferred Units (Note 3).  Until May 2011, the Company owned a 33 1/3% equity interest in NP Land, LLC (“NP Land”). The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011.  On March 8, 2011, the Company’s equity interest in CCR’s Series A Units was reduced from 42% to 31.71% upon the conversion of the Series B Units of CCR held by the Crown Properties (Note 3).  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operates the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and 350,000 square foot casino located in North Strabane Township, Washington County, Pennsylvania.  CCR ceased its operations at the Rampart Casino when the lease term expired in March 2012.

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

The Eastside Cannery is located on land leased from NP Land pursuant to a 35-year lease.  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8 million in cash.  This transaction closed on May 19, 2011 (Note 3).

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

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (the “Blocker Option Agreement”) with its subsidiary OCM Blocker, LLC (Blocker”), to purchase all of Blocker’s outstanding Class A Units and Class B Units (collectively, the “CCR Units”) in OCM AcquisitionCo, LLC (“AcquisitionCo”), along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Blocker Option Agreement.  The Blocker Option Agreement expired on January 5, 2012 unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated during consolidation.

On October 2, 2012, CCR and Washington Trotting Association, a subsidiary of CCR (“WTA”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “2012 First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “2012 Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

On October 2, 2012, in connection with CCR entering into the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption and recognized a gain on the redemption of approximately $26.3 million and a non-cash equity contribution back to CCR of $7.2 million.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

On November 27, 2012, AcquisitionCo distributed $63.0 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $63.0 million, which consisted of a $10.5 million partial repayment of principal and a $10.0 million payment of accrued interest on intercompany loans to the Company, and $42.5 million as a return of capital.  The Company then distributed the $63.0 million to InvestCo as a return of capital.

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

NOTE 2 - Significant Accounting Policies:

Use of estimates

Timely preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.  Management estimates that the Company will eventually sell its investment in unconsolidated investees following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets; these estimates are subject to material variation over the next year.

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2012 and 2011, include the accounts of the Company and its subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2012, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

On March 3, 2010, in connection with certain amendments to CCR’s credit facilities and the issuance of the Series C Preferred Units of CCR, the members of CCR entered into CCR’s Third Amended and Restated Operating Agreement (the “Revised Operating Agreement”).  Among other matters, the Revised Operating Agreement created a new series of preferred securities of CCR designated as the “Series C Preferred Units.”  The Series C Preferred Units (i) were generally non-voting subject to certain limited consent rights, (ii) were required to be redeemed by CCR in certain circumstances, including, without limitation, the repayment of CCR’s credit facilities and/or certain sale transactions, and (iii) could be redeemed at CCR’s option at any time subject to compliance with CCR’s credit facilities.  OCM AcquisitionCo purchased 46,625 Series C Preferred Units for approximately $46.6 million.  The Series C Units had no coupon and were not subject to mandatory redemption.  The Series C Units carried a 20% per annum cumulative return payable upon redemption or liquidation of CCR, but then only to holders appropriately licensed or otherwise qualified by the Pennsylvania Gaming Control Board to receive such return.  Upon liquidation of CCR, the Series C Units ranked senior to all other classes of units.

On October 2, 2012, in connection with CCR entering into the 2012 First Lien Credit Facility and 2012 Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption and recognized a gain on the redemption of approximately $26.3 million and a non-cash equity contribution back to CCR of $7.2 million.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

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

Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8.0 million in cash.  The transaction closed on May 19, 2011.  At the time of the sale, the Company had an investment of approximately $7.2 million in NP Land and recognized a gain on the sale of approximately $0.8 million.

For the year ended December 31, 2012, the Company’s equity in earnings (loss) of CCR totaled ($5,839,077).  For the year ended December 31, 2011, the Company’s equity in the earnings (loss) of CCR and NP Land totaled ($4,171,434) and $271,749, respectively.

The following tables present condensed financial information of CCR as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011:

	2012	2011
Balance Sheet
Current assets	$73,700,000	$91,693,000
Investments in securities	383,000	2,950,000
Property and equipment, net	673,714,000	700,865,000
Other	126,514,000	121,470,000
	$874,311,000	$916,978,000

Current liabilities	$35,338,000	$59,851,000
Long-term liabilities	569,952,000	481,886,000
Members’ equity	269,021,000	375,241,000
	$874,311,000	$916,978,000

Income Statement
Revenue	$486,825,000	$529,734,000

Net loss	$(18,414,000)	$(12,415,000)

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax-paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR and NP Land is taxed to Blocker.  Blocker also incurred interest expense ($3,528,600 for 2012 and $3,434,279 for 2011, respectively) on inter-company indebtedness ($50,000,000 and $60,487,796 at December 31, 2012 and 2011, respectively) that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax benefit with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2012 and 2011:

	2012		2011
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$7,027,000	35%	$(1,204,000)	(35)%
General business tax credits	(118,000)	(1)%	(283,000)	(8)%
Miscellaneous CCR attributes	236,000	1%	433,000	13%
Rampart/CCR lease	(148,000)	(1)%	—	—%
Expired Option	5,335,000	27%	—	—%
Intercompany interest expense	(1,235,000)	(6)%	(1,202,000)	(35)%
Attributes passed through to members	125,000	1%	121,000	3%
CCR income not taxable to Company	(928,000)	(5)%	(1,447,000)	(42)%
Return to provision reconciliation	(140,000)	(1)%	(168,000)	(5)%
Decrease in Deferred tax asset due to ownership change from 42% to 31.71%	—	—%	(1,237,000)	(36)%
Other	15,000	0%	—	—%
Tax at effective rate	$10,169,000	50%	$(4,987,000)	(145)%

At December 31, 2012, Blocker had approximately $59,838,000 and $1,772,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2021.  The Company has not recorded a deferred tax valuation allowance as of December 31, 2012 and 2011 as realization of the deferred tax asset is considered more likely than not.  In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire.  Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in CCR and NP Land for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Basis adjustment (Section 754 elections)	$(9,502,000)	$(8,242,000)
Other CCR attributes	(3,214,000)	(3,305,000)
Other comprehensive income	110,000	15,000
General business tax credits	1,772,000	1,654,000
Minimum tax credit carryover	4,000	—
Distributions from unconsolidated investee	(2,680,000)	6,510,000
Net operating loss carryforwards	20,944,000	20,871,000
	7,434,000	17,503,000

Deferred tax asset (liability), current	47,000	(321,000)

Deferred tax asset, non-current	$7,387,000	$17,824,000

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

On June 23, 2011, the Internal Revenue Services (the “IRS”) proposed adjustments for certain deductions on WTA’s corporate income tax returns for tax years ended December 31, 2007 through 2009. The deductions primarily relate to a loss attributable to the dismantling of the temporary casino facility. The IRS initially took a position that this loss deduction should be disallowed in full. CCR’s management vigorously defended its position and maintains that the position taken was proper and supported by applicable laws and regulations. Nevertheless, on November 26, 2012, CCR reached a settlement with the IRS Appeals Office pursuant to which the IRS has agreed to allow 70% of this loss deduction. The net effect of the settlement is a $6.4 million reduction of the net operating loss generated by WTA in 2009.

NOTE 5—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover operating expenses of the Company. Interest accrues at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $103,537 and $59,859 as of December 31, 2012 and 2011.

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

NOTE 7—Distribution to members

On November 27, 2012, AcquisitionCo distributed $63.0 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $63.0 million, which consisted of a $10.5 million partial repayment of principal and a $10.0 million payment of accrued interest on intercompany loans to the Company, and $42.5 million as a return of capital.  The Company then distributed the $63.0 million to InvestCo as a return of capital.

NOTE 8—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.