Form 10-Q
period 2013-03-31
OCM HoldCo, LLC
filed 2013-05-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$10,606,290	$10,638,837
Deferred tax asset, current	211,610	46,723
	10,817,900	10,685,560

Other assets
Investment in Cannery Casino Resorts, LLC	88,770,257	90,072,780
Gaming and related licenses	805,698	805,698
Deferred tax assets	7,651,702	7,387,410
	$108,045,557	$108,951,448

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $258,616 and $235,020 to related parties	$328,731	$268,363
Taxes payable	—	3,931
Related party loans	750,000	750,000
	1,078,731	1,022,294

Members’ equity	106,966,826	107,929,154
	$108,045,557	$108,951,448

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	2013	2012

Income (loss)
Interest income	$2,533	$2,028
Equity in loss of unconsolidated investees	(1,452,480)	(567,598)
	(1,449,947)	(565,570)

Costs and expenses
Professional fees	70,847	61,005
Administrative fees and other expenses	13,504	13,336
Interest expense, related parties	11,097	10,617
	95,448	84,958

Loss before income tax (provision) benefit	(1,545,395)	(650,528)

Income tax (provision) benefit	485,595	(4,711,065)

Net loss	$(1,059,800)	$(5,361,593)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(1,059,800)	—	(1,059,800)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	97,472	97,472	—

Balances, end of period	$106,966,826	$(108,302)	$107,075,128

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(5,361,593)	—	(5,361,593)

Balances, end of period	$155,874,692	$(27,064)	$155,901,756

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

	2013	2012

Operating activities
Net loss	$(1,059,800)	$(5,361,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,452,480	567,598
Deferred income taxes	(481,664)	4,711,065
Increase in accounts payable and accrued expenses	60,368	55,727
Decrease in taxes payable	(3,931)	—
Net cash used in operating activities	(32,547)	(27,203)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(32,547)	(27,203)
Cash, beginning of period	10,638,837	8,270,647

Cash, end of period	$10,606,290	$8,243,444

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$97,472	$—

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2013 and December 31, 2012, and for the three month periods ended March 31, 2013 and 2012, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

All of OCM’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of OCM’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  The rights of the Class A Units and Class B Units are substantially identical with the exception that the Class B Units are not entitled to any management or voting rights with respect to the Company, except as provided by applicable law.  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred, convertible, or redeemable features.  In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company of less than 0.00015%, and its total equity contributions are limited to $100.

The Company, through its subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns a 31.71% interest in the Series A Units of Cannery Casino Resorts, LLC (“CCR”).  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  Until October 2, 2012, the Company indirectly owned a 62-1/6% interest in CCR’s Series C Preferred Units (as described below).  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operated the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  In addition, CCR, through a wholly-owned subsidiary, PA Meadows, LLC, owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and 350,000 square foot casino located in North Strabane Township, Washington County, Pennsylvania.  CCR ceased its operations at the Rampart Casino when its sublease term expired in March 2012.

In connection with the execution and delivery of the Series B Preferred Purchase Agreement and the transactions related thereto, CCR issued, effective as of March 12, 2009, an aggregate of 71,614 Series B Preferred Units of CCR (the “Series B Units”) to Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”), and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two”), which are wholly owned subsidiaries of Crown Limited, an Australian company (“Crown Parent” and collectively with Crown One and Crown Two, the “Crown Parties”).  In accordance with the terms and provisions of CCR’s Revised Operating Agreement, the Series B Units were convertible on a one-to-one basis (subject to adjustment upon the occurrence of certain events) into Series A2 Preferred Units of CCR (the “Series A2 Units”) at the election of the holder upon the attainment of all requisite regulatory approvals under applicable gaming laws.  Both the Series B Units and the Series A2 Units are non-voting securities, except that so long as the aggregate percentage interests of the holders of the Series A2 Units is greater than or equal to 20%, such holders are entitled to appoint a non-voting representative to CCR’s management committee.  On March 8, 2011, Crown One and Crown Two notified CCR of their attainment of all requisite gaming approvals and of their election to convert their Series B Units into Series A2 Units.  Accordingly, the Series B Units held by Crown One and Crown Two were converted to Series A2 Units effective as of such date.  The Company indirectly holds 92,690 Series A1 Preferred Units of CCR (“Series A1 Units” and collectively with the Series A2 Units, the “Series A Units”), which, after giving effect to the conversion of the Series B Units, represent a 31.71% interest in the aggregate Series A Units of CCR.

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

On October 2, 2012, in connection with CCR entering into the First Lien Credit Facility and Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo, CCR (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption and recognized a gain on the redemption of approximately $26.3 million and made a non-cash equity contribution back to CCR of $7.2 million.  Following the Series C Redemption and the Series C Capital Contribution, the Company continues to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

On November 27, 2012, AcquisitionCo distributed $63.0 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $63.0 million, which consisted of a $10.5 million partial repayment of principal and a $10.0 million payment of accrued interest on intercompany loans to the Company, and $42.5 million as a return of capital.  The Company then distributed the $63.0 million to InvestCo as a return of capital .

These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2013, from which the balance sheet information as of December 31, 2012 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended
	March 31,
	2013	2012

Revenues	$112,065,950	$136,395,128

Income from operations	$7,064,203	$9,697,270

Net loss	$(4,580,509)	$(1,789,966)

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2009 and thereafter) and concluded that the Company has no recordable liability as a result of certain uncertain tax positions taken.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company. Interest accrues at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due and payable on demand.  The Company has accrued interest of $114,634 and $103,537 as of March 31, 2013 and December 31, 2012, respectively.

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

NOTE 7—Subsequent Events

CCR is involved in a dispute with the Jackson Rancheria Band of Mi-Wuk Indians of California (“Tribe”) due to the Tribe’s failure to pay certain amounts currently due to CCR.  At this early stage of the dispute, the outcome is not determinable, however CCR believes it will prevail in collecting the amounts due.

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

All of the Company’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of the Company’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  VoteCo and InvestCo are affiliates of Oaktree.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in the Company of less than 0.00015%, and its total equity contributions are limited to $100.

In 2006, the Company, through a wholly-owned subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), acquired a 42% equity interest in Cannery Casino Resorts, LLC (“CCR”), and a 33-1/3% equity interest in NP Land, LLC, a Nevada limited liability company (“NP Land”).  The Company subsequently sold its 33-1/3% equity interest in NP Land in a transaction that closed on May 19, 2011 (as described below).  On March 8, 2011, the equity interest in CCR was reduced to 31.71% upon the conversion of CCR Series B Units held by the Crown Parties (as described below).  The Company’s current business consists primarily of its ownership of this equity interest.  CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in Las Vegas, Nevada.  Through its wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), CCR also owns and operates a racetrack and a casino at The Meadows, an operating harness racetrack located in North Strabane Township, Washington County, Pennsylvania.  CCR operated the Rampart Casino (the “Rampart”), located in  the Summerlin area of northwest Las Vegas under a sublease agreement with Hotspur Casinos Nevada, Inc. (“Hotspur”) until this sublease expired on March 31, 2012.

On January 5, 2006, OCM entered into an Option to Purchase CCR Units of OCM AcquisitionCo, LLC (“Option Agreement”) with its subsidiary Blocker to purchase all of Blocker’s outstanding Class A Units and Class B Units in AcquisitionCo, along with any other equity interests in AcquisitionCo that Blocker may have owned at the time of exercise.  OCM paid approximately $15.2 million as consideration for the execution and delivery of the Option Agreement.  The Option Agreement expired on January 5, 2012, unexercised.  As a result of the expiration, OCM recognized an expense for the $15.2 million, and Blocker recognized a gain for the same amount as of January 5, 2012.  The transaction was eliminated during consolidation.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “2007 Credit Agreements”).  Portions of the proceeds were used to retire then-existing debt, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  The Eastside Cannery (which replaced a former casino) opened on August 28, 2008, and the 350,000 square-foot permanent casino at The Meadows opened on April 15, 2009.  The 2007 Credit Agreements were further amended by the First Lien Amendment No. 1 on March 3, 2010 and the First Lien Amendment No. 2 on February 7, 2012, which, among other matters, extended the maturity date for revolving loans under the 2007 First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

On December 11, 2007, the Company entered into a definitive purchase agreement (the “Original Purchase Agreement”) by and among (i) the Crown Parties, (iii) Millennium (Millennium together with the Company, the “Original Equityholders”), (iv) the Company, and (v) CCR (collectively, CCR with Millennium and the Company, the “Seller Parties”), pursuant to which Crown One and Crown Two (collectively, the “Purchasers”) were to purchase, directly or indirectly, all of the membership units of CCR from the Original Equityholders.

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

In May 2009, CCR distributed $26.21 million of the Preferred Purchase Price to the Company, and concurrent with such distribution, the Company, through AcquisitionCo, made a $5.21 million equity investment in CCR for the purpose of maintaining CCR’s compliance with its debt covenants.  The additional equity contribution by AcquisitionCo was funded by an equity contribution from Blocker, which in turn was funded by a loan from the Company.

On March 3, 2010, CCR sold: (i) 18,375 Series C Preferred Units to Crown One and Crown Two, collectively; (ii) 10,000 Series C Preferred Units to Millennium; and (iii) 46,625 Series C Preferred Units to AcquisitionCo.  The rights, preferences and privileges of the Series C Preferred Units are set forth in CCR’s Revised Operating Agreement.

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

On October 2, 2012 (the “Closing Date”), CCR and WTA. (a subsidiary of CCR and together with CCR, the “Borrowers”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

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

On October 2, 2012, in connection with CCR entering into the First Lien Credit Facility and Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment, CCR (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption.  Following the Series C Redemption and the Series C Capital Contribution, the Company continued to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

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

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, are as follows:

•                  CCR’s net loss increased approximately $2.8 million for the three months ended March 31, 2013, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.9 million increase in equity in loss of unconsolidated investees.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through Blocker, an entity in which the Company owns 99.99% of the equity interest, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.  Management believes that the undistributed earnings from CCR’s tax-paying subsidiaries will be realized as a gain through an eventual sale of the Company’s investment in CCR.  (See Note 3 to the consolidated financial statements for additional details.)

During 2013 and 2012, the Company’s operations are related to its investments in CCR.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three months ended March 31, 2013 and 2012 are as follows:

•                  Consolidated revenues (net) decreased $24.3 million for the three months ended March 31, 2013, as compared to the corresponding period in the prior year. The reduction in revenues (net) was primarily due to the following:

•                  Revenues (net) at the Rampart Casino declined $14.6 million in connection with the expiration of the 10-year casino sub lease agreement with Hotspur. CCR’s operations at the Rampart Casino came to an end on March 31, 2012 and were assumed by Hotspur on April 1, 2012.

•                  Revenues (net) at The Meadows declined $6.2 million due primarily to lower pari-mutuel and casino revenues of $0.8 million and $6.0 million, respectively. The reduction in casino revenue was primarily due to adverse weather conditions, a weaker hold percentage in table games and, to a lesser extent, increased competition from Ohio and other markets.

•                  Revenues (net) at the Eastside Cannery declined $1.2 million primarily due to fewer visits and reduced average spend per customer as compared to the corresponding period in the prior year.

•                  Revenues (net) at The Cannery remained relatively flat for the three month period ended March 31, 2013 as compared to the corresponding period in the prior year.

•                  Income from operations decreased $2.6 million for the three months ended March 31, 2013 as compared to the corresponding period in the prior year, due primarily to the reductions in revenues noted above. The decrease in revenue from operations was partially offset by a one-time charge of $1.6 million related to certain assets and liabilities that were assumed by the Rampart’s landlord in connection with the termination of the Rampart sublease agreement on March 31, 2012 and reduced depreciation expenses of $1.2 million at The Meadows and $1.2 million at the Rampart Casino.

•                  Net loss increased $2.8 million for the three months ended March 31, 2013 as compared to the corresponding period in the prior year. The increase in net loss was primarily due to decreased income from operations (as noted above) and increased interest expense of $4.5 million related to the debt refinancing on October 2, 2012. The increase in net loss was partially offset by a decrease in income tax expense of $4.4 million as compared to the corresponding period in the prior year.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009 and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due and payable on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years.  However, there is no assurance that inflation will not adversely affect its business in the future.

Off Balance Sheet Arrangements

Credit Agreements

On May 18, 2007, CCR entered into the 2007 Credit Agreements totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (see Overview above).  Portions of the proceeds were used to retire the then existing debt, including $250 million credit facility, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.

On March 3, 2010, CCR entered into the First Lien Amendment No. 1 which changed certain covenants and provisions of the 2007 Credit Agreements. The 2007 Credit Agreements were further amended by the First Lien Amendment No. 2 on February 7, 2012. Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the First Lien Credit Agreement from May 18, 2012 to February 18, 2013.

On October 2, 2012, CCR entered into two new syndicated credit facilities totaling $590 million: a $425 million First Lien Credit Facility consisting of; (i) $385 million term loan borrowed at Closing Date; (ii) $40 million revolving loan unfunded at Closing Date, but available until the fifth anniversary of the Closing Date and; (iii) $165 million Second Lien Credit Facility (see Overview above).  Portions of the proceeds were used to retire $443.5 million of debt that was outstanding from the May 18, 2007 refinancing and $86.9 of the proceeds was distributed to certain owners of the Series C Preferred Units. The remaining value of the Series C Preferred Units was contributed to CCR, and there are no remaining Series C Preferred Units outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: May 14, 2013	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: May 14, 2013	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)