Form 10-Q
period 2013-06-30
OCM HoldCo, LLC
filed 2013-08-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$10,452,135	$10,638,837
Deferred tax asset, current	229,133	46,723
	10,681,268	10,685,560

Other assets
Investment in Cannery Casino Resorts, LLC	88,908,336	90,072,780
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $1,833,493 and $0	6,234,777	7,387,410
	$106,630,079	$108,951,448

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $268,395 and $235,020 to related parties	$276,413	$268,363
Taxes payable	—	3,931
Related party loans	750,000	750,000
	1,026,413	1,022,294

Members’ equity	105,603,666	107,929,154
	$106,630,079	$108,951,448

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012

Income (loss)
Interest income	$2,633	$2,038	$5,166	$4,066
Equity in income (loss) of unconsolidated investees	46,657	(43,618)	(1,405,823)	(611,216)
	49,290	(41,580)	(1,400,657)	(607,150)

Costs and expenses
Professional fees	79,503	77,929	150,350	138,934
Administrative fees and other expenses	13,602	13,182	27,106	26,518
Interest expense, related parties	11,367	10,757	22,464	21,374
	104,472	101,868	199,920	186,826

Loss before income tax (provision) benefit	(55,182)	(143,448)	(1,600,577)	(793,976)

Income tax (provision) benefit	(1,367,403)	1,128,511	(881,808)	(3,582,554)

Net income (loss)	(1,422,585)	985,063	(2,482,385)	(4,376,530)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	59,425	—	156,897	—
Comprehensive income (loss)	$(1,363,160)	$985,063	$(2,325,488)	$(4,376,530)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2013 and 2012

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(2,482,385)	—	(2,482,385)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	156,897	156,897	—

Balances, end of period	$105,603,666	$(48,877)	$105,652,543

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(4,376,530)	—	(4,376,530)

Balances, end of period	$156,859,755	$(27,064)	$156,886,819

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2013 and 2012

	2013	2012

Operating activities
Net loss	$(2,482,385)	$(4,376,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,405,823	611,216
Deferred income taxes	885,741	3,582,554
Increase in accounts payable and accrued expenses	8,050	90,535
Decrease in taxes payable	(3,931)	—
Net cash used in operating activities	(186,702)	(92,225)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(186,702)	(92,225)
Cash, beginning of period	10,638,837	8,270,647

Cash, end of period	$10,452,135	$8,178,422

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investee	$156,897	$—

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2013 and December 31, 2012, and for the three and six month periods ended June 30, 2013 and 2012, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$121,027,055	$122,341,343	$233,093,005	$258,736,471

Income from operations	$12,429,413	$9,262,539	$19,493,616	$18,959,809

Net income (loss)	$147,135	$(137,552)	$(4,433,374)	$(1,927,518)

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

The Company’s general business plan is to eventually, following the likely economic recovery (Note 5), sell its appreciated investment in unconsolidated investees before its net operating loss carryforwards begin to expire in 2021 and, thus, realize a majority of the related deferred tax assets.  The Company has recorded a valuation allowance to reduce the related deferred tax assets to the amount that is more likely than not to be realized.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2009 and thereafter) and concluded that the Company has no recordable liability as a result of certain uncertain tax positions taken.

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company. Interest accrues at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  The notes evidencing this loan are due on demand.  The Company has accrued interest of $126,001 and $103,537 as of June 30, 2013 and December 31, 2012, respectively.

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

On May 31, 2013 CCR reached a settlement regarding the dispute with the Jackson Rancheria Band of Mi-Wuk Indians of California (the “Tribe”) previously reported in the Quarterly Report on Form 10-Q filed by the Company with the Commission on May 14, 2013. The settlement resulted in the termination of the consulting agreement between CCR and the Tribe. CCR received $5,950,000 from the Tribe on June 3, 2013 as consideration for the termination and will not be obligated to perform any future services.  The settlement exceeded the amount previously recorded as due to CCR from the Tribe, and CCR recognized the excess amount as income from operations during the three months ended June 30, 2013.

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

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, are as follows:

•                  CCR’s net loss decreased approximately $0.3 million for the three months ended June 30, 2013, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.1 million decrease in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s income before income taxes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, are as follows:

•                  CCR’s net loss increased approximately $2.5 million for the six months ended June 30, 2013, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.8 million increase in equity in loss of unconsolidated investees.

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

Operational highlights for CCR for the three and six months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013 and 2012

Consolidated revenues (net) decreased $1.3 million for the three months ended June 30, 2013, as compared to the corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•                  Casino revenue

Casino revenues decreased $4.2 million as compared to the same period in the prior year.  Casino revenue at The Meadows decreased $1.7 million primarily due to lower slot revenues resulting from competition in the Ohio and other markets. Collectively, casino revenues at our Las Vegas properties decreased $2.5 million primarily due to decreased patron visits at the Eastside Cannery and lower spend per visit at the Cannery as compared to the same period in the prior year.

•                  Other revenue

The decrease in consolidated revenues (net), previously discussed, was offset by an increase in other revenues of $3.7 million. The increase in other revenues was primarily due to a litigation settlement with the Tribe. The settlement resulted in the termination of the consulting agreement with the Tribe and CCR will not be obligated to perform any future services.

Income from operations increased $3.2 million for the three months ended June 30, 2013 as compared to the corresponding period in the prior year. The increase in income from operations was primarily due to the following:

•                  Casino expense

Casino expense declined $4.0 million primarily due to lower casino tax expense related to the declines in revenues and the temporary suspension of the (1.5%) administrative tax for slots and tables at The Meadows.

•                  Selling, general and administrative (“SG&A”)

SG&A declined $1.4 million primarily due to lower casino entertainment and sales and use tax expense at the Cannery Casino as compared to the same period in the prior year and to a lesser extent cost saving measures across our Pennsylvania and Las Vegas operations.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $0.7 million, primarily at The Meadows, as compared to the same period in the prior year.

•                  The increase in income from operations were partially off-set by increased management fees of $2.0 million and decreased revenues (net), as previously discussed, for the three months ended June 30, 2013 as compared to the same period in the prior year.

Net income increased $0.3 million for the three months ended June 30, 2013 as compared to the corresponding period in the prior year. The increase in net income was primarily due to the increase in income from operations (as previously discussed) and lower income tax expense of $1.4 million as compared to the same period in the prior year. The increase in net income was partially offset by increased interest expense of $4.3 million related to the debt refinancing on October 2, 2012.

Six months ended June 30, 2013 and 2012

Consolidated revenues (net) decreased $25.6 million for the six months ended June 30, 2013, as compared to the corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•                  Casino revenue

Casino revenues decreased $25.5 million as compared to the same period in the prior year. Casino revenue at The Meadows decreased $7.7 million primarily due to lower slot revenue resulting from increased competition in the Ohio and other markets and adverse weather conditions during the first part of 2013. Casino revenues at the Rampart Casino declined $13.6 million in connection with the expiration of the 10-year casino sub lease agreement with Hotspur. CCR’s operations at the Rampart Casino came to an end on March 31, 2012 and were assumed by Hotspur on April 1, 2012. Casino revenues at the Cannery Hotel and Casino and Eastside Hotel and Casino, decreased $4.1 million, collectively, primarily due to decreased casino volume and lower discretionary spend by our customers as compared to the same corresponding period in the prior year.

•                  Pari-mutuel revenue

Pari-mutuel revenues decreased $1.3 million primarily due to closure of one off track betting parlor and lower handle as compared to the same period in the prior year.

•                  Food and beverage revenue

Food and beverage revenues declined $2.0 million primarily due to: (i) the expiration of the 10-year casino sub lease agreement at the Rampart Casino (as previously discussed), (ii) decreased patron visits and spend at The Meadows and Eastside Casino.

•                  Other revenues

The decrease in revenues, discussed previously discussed, were partially off-set by an increase in other revenues (net) of $2.9 million. The increase in other revenues was primarily due to a litigation settlement with the Tribe. The settlement resulted in the termination of the consulting agreement with the Tribe and CCR will not be obligated to perform any future services.

Income from operations increased $0.5 million for the six months ended June 30, 2013 as compared to the corresponding period in the prior year. The increase in income from operations was primarily due to the following:

•                  Casino expense

Casino expense declined $13.2 million primarily due to: (i) reduced casino operating expense from the closure of the Rampart Casino in connection with the termination of the 10 year sub lease agreement (as previously discussed) and (ii) lower casino tax expense related to the declines in revenues, and temporary suspension of the (1.5%) administrative tax for slots and tables at The Meadows.

•                  Food and beverage expense

Food and beverage expense declined $1.9 million primarily due to the closure of the Rampart Casino in connection with the termination of the 10 year sub lease agreement (as previously discussed) and cost saving measures at the Eastside Casino.

•                  Loss on lease termination

In connection with the closure of the Rampart Casino on March 31, 2012, CCR incurred a one-time charge of $1.9 million related to certain assets and liabilities that were assumed by the Rampart’s landlord.

•                  Selling, general and administrative (“SG&A”)

SG&A declined $6.7 million primarily due to: (i) closure of the Rampart Casino in connection with the termination of the 10 year sub lease agreement (as previously discussed), (ii) lower casino entertainment and sales and use tax expense at the Cannery Casino as compared to the same period in the prior year, and (iii) to a lesser extent, cost saving measures across our Pennsylvania and Las Vegas operations.

•                  Depreciation and amortization

Depreciation and amortization expense declined $3.5 million, primarily due to closure of the Rampart Casino in connection with the termination of the 10 year sub lease agreement (as previously discussed) and lower depreciation and amortization expense at The Meadows as compared to the same period in the prior year.

•                  The increase in income from operations were partially off-set by increased management fees of $1.3 million and decreased revenues (net), as previously discussed, for the six months ended June 30, 2013 as compared to the same period in the prior year.

Net loss increased $2.5 million for the six months ended June 30, 2013 as compared to the corresponding period in the prior year. The increase in net loss was primarily due to increased interest expense of $8.8 million related to our debt refinancing on October 2, 2012.  The increase in net loss was partially offset by lower income tax expense of $5.8 million as compared to the same period in the prior year and to a lesser extent an increase in income from operations (as previously discussed).

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009 and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest will be accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest will be compounded monthly.  The notes evidencing this loan are due on demand.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

The realization of substantially all of the Company’s assets is dependent upon an eventual sale of its investment in the unconsolidated investees following a likely economic recovery at a price sufficient to realize the carrying value of the Company’s assets.  Further, based in part on prior transactions with the Crown Parties, management believes, despite the current economic conditions, that the estimated fair value of the Company’s investment in unconsolidated investees exceeds the carrying value of its investment and all other assets by a substantial amount such that any risk of not realizing the carrying values and having a material impact on the Company’s financial condition or results of operation is remote.  Additionally, it is management’s opinion that the eventual sale of the Company’s appreciated investment in unconsolidated investees makes realization of a majority of its deferred tax assets more likely than not.

Recently Issued Accounting Pronouncements.

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: August 13, 2013	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: August 13, 2013	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)