Form 10-Q
period 2013-09-30
OCM HoldCo, LLC
filed 2013-11-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$10,413,073	$10,638,837
Deferred tax asset, current	333,091	46,723
	10,746,164	10,685,560

Other assets
Investment in Cannery Casino Resorts, LLC	87,431,970	90,072,780
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $3,098,428 and $0	5,670,896	7,387,410
	$104,654,728	$108,951,448

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $292,538 and $235,020 to related parties	$310,233	$268,363
Taxes payable	—	3,931
Related party loans	750,000	750,000
	1,060,233	1,022,294

Members’ equity	103,594,495	107,929,154
	$104,654,728	$108,951,448

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012

Income (loss)
Interest income	$2,594	$1,923	$7,760	$5,989
Equity in loss of unconsolidated investees	(1,398,709)	(1,328,171)	(2,804,532)	(1,939,387)
	(1,396,115)	(1,326,248)	(2,796,772)	(1,933,398)

Costs and expenses
Professional fees	50,422	38,873	200,772	177,807
Administrative fees and other expenses	13,410	13,129	40,516	39,647
Interest expense, related parties	11,643	11,018	34,107	32,392
	75,475	63,020	275,395	249,846

Loss before income tax provision	(1,471,590)	(1,389,268)	(3,072,167)	(2,183,244)

Income tax (provision) benefit	(487,104)	1,410,017	(1,368,912)	(2,172,537)

Net income (loss)	(1,958,694)	20,749	(4,441,079)	(4,355,781)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain (loss) on interest rate swap	(50,477)	—	106,420	—
Comprehensive income (loss)	$(2,009,171)	$20,749	$(4,334,659)	$(4,355,781)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(4,441,079)	—	(4,441,079)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	106,420	106,420	—

Balances, end of period	$103,594,495	$(99,354)	$103,693,849

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net loss	(4,355,781)	—	(4,355,781)

Balances, end of period	$156,880,504	$(27,064)	$156,907,568

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

	2013	2012

Operating activities
Net loss	$(4,441,079)	$(4,355,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	2,804,532	1,939,387
Deferred income taxes	1,372,843	2,169,909
Increase in accounts payable and accrued expenses	41,871	48,706
Decrease in taxes payable	(3,931)	2,628
Net cash used in operating activities	(225,764)	(195,151)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(225,764)	(195,151)
Cash, beginning of period	10,638,837	8,270,647

Cash, end of period	$10,413,073	$8,075,496

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investee	$106,420	$—

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2013 and December 31, 2012, and for the three and nine month periods ended September 30, 2013 and 2012, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC (“AcquisitionCo”), owns 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC (“CCR”), which represent a 31.71% interest in the aggregate Series A Units of CCR.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  The Company indirectly owned a 62-1/6% interest in CCR’s Series C Preferred Units until they were redeemed on October 2, 2012 (as described below).  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas, which opened on August 28, 2008, and operated the Rampart Casino, located in the Summerlin area of northwest Las Vegas.  CCR ceased its operations at the Rampart Casino when its sublease term expired in March 2012.  In addition, CCR, through a wholly owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and 350,000 square foot casino located in North Strabane Township, Washington County, Pennsylvania.

On October 2, 2012, CCR and Washington Trotting Association, a subsidiary of CCR (“WTA”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “Second Lien Credit Facility”).  Portions of the proceeds were used to retire $443.5 million of then existing debt, and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

On October 2, 2012, in connection with CCR entering into the First Lien Credit Facility and Second Lien Credit Facility, and in accordance with the terms and conditions of the Waiver and Amendment to Third Amended and Restated Operating Agreement of CCR (the “Waiver and Amendment”), by and among Crown CCR Group Investments One, LLC, a Delaware limited liability company (“Crown One”) and Crown CCR Group Investments Two, LLC, a Delaware limited liability company (“Crown Two” and collectively, the “Crown Parties”), Millennium Gaming, Inc., a Nevada corporation (“Millennium”), and AcquisitionCo, CCR (i) redeemed 39,384, 6,391, and 6,390 Series C Preferred Units held by AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Redemption”), and (ii) accepted contributions of 10,000, 7,241, 2,797 and 2,797 Series C Preferred Units from Millennium Gaming, AcquisitionCo, Crown One, and Crown Two, respectively (collectively, the “Series C Capital Contribution”).  AcquisitionCo received $65.6 million from CCR in connection with the Series C Redemption and recognized a gain on the redemption of approximately $26.3 million and made a non-cash equity contribution back to CCR of $7.2 million.  Following the Series C Redemption and the Series C Capital Contribution, there are no remaining Series C Preferred Units outstanding, and the Company continues to indirectly hold a 31.71% interest in the aggregate Series A Units of CCR.

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

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$110,119,786	$119,538,969	$343,212,791	$378,275,440

Income from operations	$6,535,095	$6,495,256	$26,028,710	$25,455,065

Net loss	$(4,410,941)	$(4,188,491)	$(8,844,315)	$(6,116,009)

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in Blocker, which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo and OCM LandCo, LLC.  AcquisitionCo owns the investment in CCR, a Nevada limited liability company that is treated as a partnership for federal income tax purposes.  Accordingly, equity in the earnings of CCR are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest compounded monthly.  The Company had accrued interest of $137,644 and $103,537 as of September 30, 2013 and December 31, 2012, respectively.  On October 30, 2013, the Company fully repaid these borrowings including accrued interest (see Subsequent Events below).

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

NOTE 7—Subsequent Events

On October 30, 2013, AcquisitionCo distributed $1,877,161 as a return of capital to Blocker.  Blocker in turn paid the Company $1,877,161 as a payment of accrued interest on intercompany loans due to the Company.  The Company fully repaid the related party loans due to certain affiliates (as described in Note 4), which consisted of repaying $750,000 in principal and $141,474 in accrued interest.  Additionally, on October 30, 2013, the Company made a $114,083 return of capital distribution to InvestCo.

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

In 2006, the Company acquired a 42% equity interest in CCR through AcquisitionCo.  Through its subsidiaries AcquisitionCo and Blocker, the Company currently owns a 31.71% interest in the Series A Units of CCR.  The Company’s current business consists primarily of its ownership of this equity interest.  CCR, through wholly owned subsidiaries, owns and operates The Cannery, located in North Las Vegas, Nevada and the Eastside Cannery, located in Las Vegas, Nevada.  Through its wholly owned subsidiary, PA Meadows, CCR also owns and operates a racetrack and a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania.  CCR operated the Rampart Casino, located in the Summerlin area of northwest Las Vegas under a sublease agreement with Hotspur Casinos Nevada, Inc. (“Hotspur”) until this sublease expired on March 31, 2012.

On May 18, 2007, CCR consummated an $860 million refinancing consisting of a $110 million five-year first lien revolving credit facility, a $350 million six-year first lien term loan, a $285 million six-year delay draw first lien term loan, and a $115 million seven-year second lien term loan (collectively, the “2007 Credit Agreements”).  Portions of the proceeds were used to retire then-existing debt, and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.  The Eastside Cannery (which replaced a former casino) opened on August 28, 2008, and the 350,000 square-foot permanent casino at The Meadows opened on April 15, 2009.  The 2007 Credit Agreements were further amended by the First Lien Amendment No. 1 on March 3, 2010 and the First Lien Amendment No. 2 on February 7, 2012, which, among other matters, extended the maturity date for revolving loans under the 2007 Credit Agreements from May 18, 2012 to February 18, 2013.

On October 2, 2012 (the “Closing Date”), CCR and WTA (a subsidiary of CCR and together with CCR, the “Borrowers”) entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “Second Lien Credit Facility”).  Portions of the proceeds were used to pay off the then existing $443.5 million debt that was outstanding under the 2007 Credit Agreements, and $86.9 million of the proceeds were used to redeem the Series C Preferred Units of CCR (as described below).

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

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, are as follows:

•                  CCR’s net loss increased approximately $0.2 million for the three months ended September 30, 2013, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.1 million increase in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s income before income taxes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, are as follows:

•                  CCR’s net loss increased approximately $2.7 million for the nine months ended September 30, 2013, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.9 million increase in equity in loss of unconsolidated investees.

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

Operational highlights for CCR for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013 and 2012

Consolidated revenues (net) decreased $9.4 million for the three months ended September 30, 2013, as compared to the corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•                  Casino revenue

Casino revenues decreased $10.1 million as compared to the same period in the prior year.  Casino revenue at The Meadows decreased $8.5 million primarily due to lower slot revenues.  Slot revenues fell as a result of increased competition in Ohio and the July 2013 opening of the Lady Luck Casino Nemacolin, which led to a decline in visits to The Meadows by middle and lower tiered customers.  Casino revenues at the Eastside Cannery decreased $1.4 million primarily due to decreased patron visits and spend. Casino revenues at The Cannery remained flat for the three months ended September 30, 2013 as compared to the same period in the prior year.

•                  Other revenue

The decrease in casino revenues, as previously discussed, was partially offset by an increase in other revenues of $1.4 million. The increase in other revenues was primarily due to a property tax settlement at The Meadows with certain governmental agencies on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied over the next 5 fiscal years. The cash payment and property tax credit was recorded as income for the period ended September 30, 2013.

The increase in other revenues (above) was partially offset by the discontinuation of the quarterly incentive fee of $1.1 million previously paid under CCR’s consulting agreement with the Jackson Rancheria of Mewuk Indians of California (the “Tribe”) in the same period in the prior year. On May 31, 2013, CCR reached a settlement with the Tribe, resulting in the termination of the consulting agreement between both parties.

Income from operations remained flat for the three months ended September 30, 2013 as compared to the corresponding period in the prior year. The decrease in revenues (net), as previously discussed, was offset by the following:

•                  Casino expense

Casino expense declined $4.3 million primarily due to lower casino tax expense related to the decline in revenues.

•                  Selling, general and administrative (“SG&A”)

SG&A declined $1.9 million primarily due to lower corporate expenses of $1.1 million and to a lesser extent cost saving measures across our Pennsylvania and Las Vegas operations. The decrease in corporate expense was primarily driven by reductions in incentive compensation expense, development costs, and legal costs for the three months ended September 30, 2013 as compared to the same period in the prior year.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $1.1 million, primarily at The Cannery and the Eastside Cannery as compared to the same period in the prior year.

Net loss increased $0.2 million for the three months ended September 30, 2013 as compared to the corresponding period in the prior year. The increase in net loss was primarily due to increased interest expense of $4.4 million related to the debt refinancing on October 2, 2012, offset by lower income tax expense of $4.1 million as compared to the same period in the prior year.

Nine months ended September 30, 2013 and 2012

Consolidated revenues (net) decreased $35.1 million for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•                  Casino revenue

Casino revenues decreased $35.6 million as compared to the same period in the prior year. Casino revenue at The Meadows decreased $16.2 million primarily due: (i) competition in Ohio; (ii) adverse weather conditions during the first part of 2013; (iii) and to a lesser extent the opening of the Lady Luck Casino Nemacolin in July 2013. The competition from Ohio and opening of the Lady Luck Casino Nemacolin resulted in decreased visits related to middle and lower tiered customers.  Casino revenues at the Rampart Casino declined $13.6 million in connection with the expiration of the 10-year casino sublease agreement with Hotspur. CCR’s operations at the Rampart Casino came to an end on March 31, 2012 and were assumed by Hotspur on April 1, 2012. Collectively, casino revenues at The Cannery and the Eastside Cannery, decreased $5.8 million, collectively, primarily due to decreased casino volume and lower discretionary spend by our customers as compared to the same corresponding period in the prior year.

•                  Pari-mutuel revenue

Pari-mutuel revenues decreased $2.2 million primarily due to closure of two off track betting parlors and lower handle as compared to the same period in the prior year.

•                  Food and beverage revenue

Food and beverage revenues declined $1.7 million primarily due to: (i) the expiration of the 10-year casino sublease agreement at the Rampart Casino (as previously discussed), (ii) decreased patron visits and spend at The Meadows and the Eastside Cannery.

•                  Other revenues

The decrease in casino revenues, as previously discussed, was partially offset by an increase in other revenues of $4.3 million. The increase in other revenues was primarily due to a property tax settlement at The Meadows with certain governmental agencies on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied the over next 5 fiscal years. The cash payment and property tax credit was recorded as income for the period ended September 30, 2013.

Income from operations increased $0.6 million for the nine months ended September 30, 2013 as compared to the corresponding period in the prior year. The increase in income from operations was primarily due to the following:

•                  Casino expense

Casino expense declined $17.4 million primarily due to: (i) reduced casino operating expense from the closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed); (ii) lower casino tax expense related to the declines in revenues and temporary suspension of the (1.5%) administrative tax for slots and tables at The Meadows; and (iii) to a lesser extent lower food and beverage comp cost at The Cannery and the Eastside Cannery as compared to the same period last year.

•                  Pari-mutuel expense

Pari-mutuel expense decreased $1.5 million primarily due to closure of two off track betting parlor as compared to the same period in the prior year.

•                  Food and beverage expense

Food and beverage expense declined $2.3 million primarily due to the closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed) and cost saving measures at the the Eastside Cannery.

•                  Loss on lease termination

In connection with the closure of the Rampart Casino on March 31, 2012, CCR incurred a one-time charge of $1.9 million related to certain assets and liabilities that were assumed by the Rampart Casino’s landlord.

•                  Selling, general and administrative (“SG&A”)

SG&A declined $8.8 million primarily due to: (i) closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed), (ii) lower casino entertainment cost, sales and property tax expense, and advertising expense at the Eastside Cannery as compared to the same period in the prior year, and (iii) to a lesser extent, cost saving measures across the Pennsylvania and Las Vegas operations.

•                  Depreciation and amortization

Depreciation and amortization expense declined $4.6 million, primarily due to closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed) and lower depreciation and amortization expense across the Pennsylvania and Las Vegas properties.

Net loss increased $2.7 million for the nine months ended September 30, 2013 as compared to the corresponding period in the prior year. The increase in net loss was primarily due to increased interest expense of $13.2 million related to our debt refinancing on October 2, 2012.  The increase in net loss was partially offset by lower income tax expense of $9.8 million as compared to the same period in the prior year and to a lesser extent an increase in income from operations (as previously discussed).

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009 and approximately $46.6 million in 2010.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  On October 30, 2013, the Company fully repaid these borrowings, including accrued interest.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years.  However, there is no assurance that inflation will not adversely affect its business in the future.

Off Balance Sheet Arrangements

Credit Agreements

On May 18, 2007, CCR entered into the 2007 Credit Agreements totaling $860 million: a $745 million first lien facility and a $115 million second lien term loan facility (see Overview above).  Portions of the proceeds were used to retire the then existing debt and to partially fund the completion of the Eastside Cannery and the permanent casino facility at The Meadows.

On March 3, 2010, CCR entered into the First Lien Amendment No. 1 which changed certain covenants and provisions of the 2007 Credit Agreements. The 2007 Credit Agreements were further amended by the First Lien Amendment No. 2 on February 7, 2012. Among other matters, the First Lien Amendment No. 2 extended the maturity date for revolving loans under the 2007 Credit Agreements from May 18, 2012 to February 18, 2013.

On October 2, 2012, CCR entered into two new syndicated credit facilities totaling $590 million: a $425 million First Lien Credit Facility consisting of; (i) $385 million term loan borrowed at Closing Date; (ii) $40 million revolving loan unfunded at Closing Date, but available until the fifth anniversary of the Closing Date and; (iii) $165 million Second Lien Credit Facility (see Overview above).  Portions of the proceeds were used to retire $443.5 million of debt that was outstanding under the 2007 Credit Agreements, and $86.9 of the proceeds was distributed to certain owners of the Series C Preferred Units. The remaining value of the Series C Preferred Units was contributed to CCR, and there are no remaining Series C Preferred Units outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: November 13, 2013	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: November 13, 2013	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)