Form 10-K
period 2013-12-31
OCM HoldCo, LLC
filed 2014-03-28
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 28, 2014, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), holds 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC, a Nevada limited liability company (“CCR”), which represents a 31.71% interest in the aggregate Series A Units.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  GLCP Nevada LLC, a Delaware limited liability company and a third-party entity unaffiliated with the Company (“GLCP”), owns less than 0.01% of the capital interest in Blocker.

The Company’s current business consists primarily of its ownership of these indirect equity interests in CCR. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (“The Cannery”) located in North Las Vegas, Nevada;

•                  owns and operates a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania; and

•                  owns (subject to a ground lease) and operates the Eastside Cannery Casino and Hotel (the “Eastside Cannery”) located in Las Vegas, Nevada.

Until March 2012, CCR operated the Rampart Casino (the “Rampart Casino”) located in the Summerlin area of Northwest Las Vegas (see Business Developments).

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

VoteCo, InvestCo, the Company and each of the Company’s subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2013, Oaktree managed approximately $83.6 billion in assets across a wide range of investment strategies, including high yield and convertible bonds, distressed debt, specialized private equity (including power infrastructure), senior loans, real estate, emerging market and Japanese equities and mezzanine finance.  Since its founding in 1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angeles, the firm today has over 800 employees in 16 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

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

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for related party loans (see Note 5 to the consolidated financial statements) and distributed $0.1 million to InvestCo as a return of capital.

Historical Developments

CCR’s Las Vegas property, The Eastside Cannery, is located on land leased from NP Land pursuant to a 35-year lease (see The Eastside Cannery/Nevada Palace below).  Until May 2011, the Company indirectly owned a 33-1/3% equity interest in NP Land, with Nevada Palace, Inc., an entity affiliated with William Wortman, holding the remaining 66-2/3% equity interest in NP Land.  On May 17, 2011, the Company entered into a Unit Purchase Agreement for the sale of its 33-1/3% equity interest in NP Land to Nevada Palace, Inc. for $8.0 million in cash.  The transaction closed on May 19, 2011.

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

The foregoing summaries of the 2007 First Lien Amendment No. 1, the Revised Operating Agreement and the Series C Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the respective documents, copies of which have been filed as Exhibit 10.34, Exhibit 10.35, and Exhibit 10.36 to the Current Report on Form 8-K filed with the Commission on March 9, 2010.

Employees

The Company has no employees, other than its two managers, Messrs. Kaplan and Beck, who receive no compensation from the Company for their services.

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR was organized on May 22, 2001.  In December 2002, CCR commenced casino operations at the Rampart Casino. In January 2003, CCR completed construction of The Cannery and commenced its operations.  In July 2006, CCR acquired The Meadows, where it currently owns and operates a casino and the on-and-off track racing operations.  On February 29, 2008, the Company commenced operations at the Eastside Cannery after the completing construction of the property.  The Cannery and the Eastside Cannery are currently, and the Rampart Casino was, managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”).  MMG II is 95% owned by William Paulos and William Wortman.  Messrs. Paulos and Wortman, through Millennium, own the remaining 58% of the Series A1 Units of CCR and Mr. Wortman also, indirectly, owns 100% of the equity interests in NP Land, the entity that owns the primary site upon which the Eastside Cannery is located.  CCR ceased its operations at the Rampart Casino at the end of its lease term in March 2012 (see The Rampart Casino below).

The Cannery

The Cannery, located in North Las Vegas, Nevada, commenced operations in January 2003.  Currently, The Cannery features approximately 80,400 square feet of casino space, including 1,753 slot/video poker machines, 24 table games (including poker), poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with The Cannery’s World War II industrial theme and includes 200 hotel rooms.  In addition, The Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Eastside Cannery/Nevada Palace

On September 22, 2006, CCR, through a subsidiary, acquired the gaming assets of the Nevada Palace and entered into a 35-year lease of the Nevada Palace land with NP Land.  The Eastside Cannery replaced the Nevada Palace and opened on August 28, 2008.

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to The Cannery, with 307 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool with cabanas on the property.  The Eastside Cannery’s casino has approximately 62,500 square feet of gaming space, with 1,631 slot machines, 24 table games (including poker), a 450-seat bingo hall, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, five bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

The Meadows

Since 2006, CCR has owned and operated The Meadows harness racetrack through its wholly-owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”).  Since 2009, PA Meadows has operated an approximately 350,000 square-foot permanent casino through its wholly-owned subsidiary, the Washington Trotting Association (“WTA”).  The facility includes 8 restaurants and a boutique style bowling alley and nightclub.  At December 31, 2013, the casino houses 3,317 slot machines, 61 table games, and 14 poker tables and integrates the long-standing tradition of harness racing at The Meadows with state-of-art gaming facilities.

The Rampart Casino

On March 31, 2012, CCR ceased its operations through a subsidiary related to the Rampart Casino upon the expiration of a 10-year sublease agreement with Hotspur (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

Gaming Markets

Las Vegas Locals Gaming Market

Las Vegas and North Las Vegas, which are part of Clark County, Nevada, have experienced considerable population growth over the past decade.  With an estimated population of 2 million, Clark County is Nevada’s largest county and the 13th largest county in the United States.  The Cannery and the Eastside Cannery are located in Clark County.  CCR’s management believes that the Clark County’s population growth over the past decade has been driven, in part, by Clark County’s favorable business climate, tax structure and great weather.

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2013, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.21 billion, representing a year-over-year decrease of approximately 0.4% as compared to 2012, according to the Nevada Gaming Control Board.

The specific submarkets for The Cannery and the Eastside Cannery are North Las Vegas and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in North Las Vegas was approximately $259 million in 2013, a decrease of 5.3% from $273 million in 2012.

The Boulder Strip Area

The Eastside Cannery is located along a section of the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Gaming Control Board, total win from nonrestricted gaming operations in the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, was approximately $787 million in 2013, a decrease of approximately 1.2% from $797 million in 2012.  CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Pennsylvania has approved 12 slot machine gaming facilities for licensure throughout the state: 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board is currently evaluating six proposals for the fifth stand-alone gaming facility in Philadelphia.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open, 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse were open throughout 2012 and 1 resort based slot machine facility, Valley Forge Casino Resort, opened in March 2012.  On May 20, 2011, the Pennsylvania Board granted the second resort-based slot machine facility license to Nemacolin Woodlands Resort in Farmington, Pennsylvania, which is approximately 60 miles from The Meadows.  The facility opened in late June 2013 and currently has 584 slot machines and 28 table games.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011, a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.  On June 3, 2013, the new owners, Endeka Entertainment, L.P. applied to the Pennsylvania Board for a gaming license. The application is currently in process.

The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  The closest stand-alone facility is The Rivers Casino, which opened in August 2009 and is approximately 25 miles from The Meadows. The closest resort casino is Nemacolin Woodlands Resort, which is approximately 60 miles from The Meadows.

Competition

The casino hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  Competition with the Company’s casino at The Meadows currently comes from racetrack-based casinos in West Virginia, Ohio, The Rivers Casino, located in Pittsburgh, Pennsylvania, which opened in August 2009 and the Nemacolin Woodlands Resort, which opened in late June 2013. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

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

Pennsylvania Gaming Market

The primary established competition for the casino at The Meadows are The Rivers Casino in Pittsburgh, two racetrack-based casinos located in West Virginia: the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from The Meadows and opened in August 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slot machines.  The Mountaineer Casino is approximately 50 miles from The Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slot machines.  Both West Virginia facilities added table games in late 2007. The Meadows and The Rivers Casino commenced table game operations in July 2010.  Pennsylvania has approved for licensure 12 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 4 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The Pennsylvania Board is currently evaluating six proposals for the fifth stand-alone gaming facility in Philadelphia.  Of the 12 facilities approved for licensure, 6 racetrack facilities are open, 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse were open throughout 2012 and 1 resort based slot machine facility, Valley Forge Casino Resort, opened in March 2012.  On May 20, 2011, the Pennsylvania Board granted the second resort-based slot machine facility license to Nemacolin Woodlands Resort in Farmington, Pennsylvania, which is approximately 60 miles from The Meadows.   The facility opened in late June 2013 and currently has 584 slot machines and 28 table games.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.   On June 3, 2013, the new owners, Endeka Entertainment, L.P. applied to the Pennsylvania Board for a gaming license. The application is currently in process.

The closest in-state licensed facility to The Meadows is The Rivers Casino located in Pittsburgh, Pennsylvania and is approximately 25 miles from The Meadows.  The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, located in Erie, Pennsylvania, which is approximately 146 miles from The Meadows.  The closest resort casino is Nemacolin Woodlands Resort approximately 60 miles from The Meadows.

In addition, six gaming facilities have opened or are near opening in Ohio.  The Horseshoe Casino in Cleveland opened in May 2012 and Thistledowns in the suburbs of Cleveland  opened in April 2013.  Cleveland is approximately 150 miles from The Meadows.  The Hollywood Casino and Scioto Downs in the Columbus area opened October 2012 and June 2012, respectively.  Columbus is approximately 160 miles from The Meadows.  The Hard Rock Rocksino opened in December, 2013 in Northfield Park, Ohio approximately 130 miles from The Meadows.  The Horseshoe Casino in Cincinnati opened March 2013 and is approximately 260 miles from The Meadows. The Miami Valley Gaming in the Cincinnati area also opened in December 2013. The Hollywood Casino in Toledo opened May 2012 and is approximately 250 miles from The Meadows.  It is also anticipated that the Racetrack facilities in Ohio owned by Penn National will be relocated to Dayton, Ohio and Youngstown, Ohio, approximately 230 miles and 85 miles, respectively, from The Meadows and are expected to open mid-2014.  Last, the Belterra Park Gaming and Entertainment Center is expected to open in May, 2014 in Hamilton County, Ohio approximately 240 miles from The Meadows.

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

Operating Efficiencies.

By operating its Nevada casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies.  For example, The Cannery, the Eastside Cannery and formerly the Rampart Casino participate in the same players’ club, which provides casino patrons with the opportunity to win points at any CCR location and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts.  In addition, CCR realizes equipment cost savings from, among other things, identical player-tracking systems in its casinos.  These player-tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions.  Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2013, CCR and its subsidiaries had approximately 3,035 active employees and approximately 2,660 full-time equivalent employees.  Of these employees, 598 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

Environmental Matters

The operations and properties of The Cannery, the Eastside Cannery (and the former operations of the Nevada Palace) and the Rampart Casino are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management believes that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management believes that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective future financial conditions, cash flows or results of operations.

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

If it were determined that the Nevada Act was violated by CCR, the Company, VoteCo or AcquisitionCo, the gaming licenses held by CCR’s subsidiaries and affiliates could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violator and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission.  Furthermore, the Nevada Commission could appoint a supervisor to operate The Cannery, the Eastside Cannery and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact casino revenues and cause the Company to suffer financial loss.

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

A license or permit issued by the Pennsylvania Board is a privilege and, except as set forth below, may not be sold, transferred or assigned to any person, nor shall a licensee or permittee pledge or otherwise grant a security interest in a license. A licensee must notify the Pennsylvania Board prior to or immediately upon becoming aware of any proposed or contemplated change of ownership by a group or person which involves (i) more than 5% of the licensee’s ownership interests, (ii) more than 5% of the ownership interests of an entity that owns, directly or indirectly, at least 20% of the voting or other ownership interests of the licensee, (iii) a sale, other than in the ordinary course of business, of a licensee’s assets, or (iv) any other transaction or occurrence deemed to be relevant by the Pennsylvania Board. A purchaser of the assets of a licensee other than in the ordinary course of business or of more than 20% of the licensee’s ownership interests must independently qualify for a license and pay a new license issuance fee of $50 million. However, the fee is subject to reduction in the discretion of the Pennsylvania Board. WTA and Crown received approval from the Pennsylvania Board on February 24, 2011 with respect to the conversion of Crown’s Series B Units in CCR into Series A2 Units in CCR. The Pennsylvania Board imposed a one-time license fee of $2.5 million on Crown in connection therewith.

In July 2011, the Pennsylvania Board established a schedule for the repayment of approximately $63.8 million in loans the Pennsylvania Board borrowed from the Pennsylvania Property Tax Relief Fund to cover Pennsylvania Board operational costs in the current and prior years.  The Pennsylvania Board has mandated that its loan must be repaid no less frequently than quarterly by the slot machine licensees currently operating in Pennsylvania over the next ten years.  The repayment obligation is allocated based in proportion to each slot machine licensee’s gross terminal revenue to the total statewide slot machine terminal revenue.  WTA elected to make quarterly payments to the Pennsylvania Board, with the first assessment due and paid in January 2012.  The total estimated repayment obligation recorded in the financial statements was approximately $6.1 million, which was calculated based on quarterly payments of $187,500 over the next 10 years, discounted at WTA’s senior borrowing rate of 4.5%.

Pursuant to the Pennsylvania Race Horse Development and Gaming Act of 2004, the Pennsylvania Board borrowed $36.1 million from the State of Pennsylvania General Fund, which is required to be repaid by Pennsylvania gaming operators.  However, the Pennsylvania Board will not assess the gaming operators until all 14 Pennsylvania gaming licenses are issued and gaming operations have commenced at each location.  Currently there are 12 casinos operating in Pennsylvania, and the 13th license will be issued in mid—2014.  It is not known when the one remaining license will be issued and the resultant casino will be operational.  Furthermore, the Pennsylvania Board has yet to determine a loan repayment schedule whereby each licensee will be assessed its share of the obligation.  Accordingly, no liability has been recorded in connection with this contingent obligation.

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

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) that licensee has adequate funds to commence table games operations and pay the license fee; (iv) that the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) that licensee has sufficient business ability and experience to maintain table games operation; (vi) that internal and external security and proposed surveillance are adequate for table games; (vii) that the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  In February 2010, The Meadows submitted its petition for approval of table games to the Pennsylvania Board.  In April 29, 2010, The Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. As of December 31, 2013, table game operations at The Meadows consisted of 61 table games and 14 poker tables.  In connection with the commencement of these operations, The Meadows was required to pay a one time non-refundable table game authorization fee of $16.5 million.  WTA was subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at The Meadows.  The tax on daily gross table games revenue then decreased to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

Pennsylvania Harness Racing Laws and Regulations

The ownership and operation of pari-mutuel harness racing facilities in Pennsylvania is subject to extensive state regulation by the Pennsylvania Commission under the RHIRA and the regulations of the Pennsylvania Commission.  Pursuant to the RHIRA, the Pennsylvania Commission is empowered to issue no more than five licenses for the conduct of pari-mutuel harness racing (each, a “Harness Racing License”).  Two subsidiaries of PA Meadows, WTA and Mountain Laurel Racing, Inc. (“MLR”), each holds one of the five Harness Racing Licenses.  In June 2007, the Pennsylvania Commission granted the sole remaining Harness Racing License to Valley View Downs, LP.  However, the Valley View Downs project has not been completed as a result of the bankruptcy of Centaur LLC, the parent company of Valley View Downs. The new owners have requested numerous extensions from the Pennsylvania Commission to preserve the property’s potential for a casino.  The most recent extension expired in June 2013.

Once a Harness Racing License has been issued, the RHIRA provides that such license shall remain in effect so long as the licensee complies with all conditions, rules, regulations and provisions of the RHIRA.  Harness Racing Licenses are not transferable.  The RHIRA requires that each holder of a Harness Racing License shall, within ten days after any transfer of stock comprising an interest of 5% or more of such licensee, notify the Pennsylvania Commission of such transfer.  Such licensee must also file with the Pennsylvania Commission affidavits from the proposed transferees setting forth certain required information regarding the proposed transfer and the proposed transferee. On January 20, 2011, the Pennsylvania Commission approved the conversion of Crown’s Series B Units in CCR into Series A2 Units in CCR.

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

Item 3.  Legal Proceedings.

As of March 28, 2014, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 28, 2014, no director, officer, affiliate or security holder of the Company, and no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, is adverse to the Company or has a material interest adverse to the Company, in any material proceeding to which such person is a party.

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

As of March 28, 2014, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

As previously discussed, on October 30, 2013 and November 27, 2012, the Company distributed $0.1 and $63.0 million to InvestCo as a return of capital. The Company does not regularly pay, and does not expect to pay in the foreseeable future, any other dividends or other distributions with respect to its membership units.

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

The Company’s current business consists primarily of its indirect ownership of a 31.71% interest in CCR’s Series A Units.  Until October 2, 2012, the Company indirectly owned a 62-1/6% interest in CCR’s Series C Preferred Units. CCR operates three Las Vegas casinos, The Cannery, the Eastside Cannery, and the Rampart Casino, and The Meadows, a harness racetrack and casino in Pennsylvania.  NP Land owns the land of the current site of the Eastside Cannery, which it leases to a subsidiary of CCR.  CCR ceased operations at the Rampart Casino when the lease term expired in March 2012.

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

Recent Developments

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for related party loans (see Note 5 to the consolidated financial statements) and distributed $0.1 million to InvestCo as a return of capital.

In December 2013, the Company’s subsidiaries, OCM Land Co, LLC (“LandCo”) and OCM AcquisitionCo II, LLC were dissolved.

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2013 compared to the year ended December 31, 2012 follows:

•                  CCR’s net loss increased approximately $5.0 million for the year ended December 31, 2013, compared to the prior year, due to the operational highlights for CCR discussed below.  The increase resulted in a $1.6 million increase in equity in loss of unconsolidated investees.

•                  The Company’s income before taxes decreased $27.8 million from a gain before income taxes of $20.1 million to a loss before income taxes of $7.8 million for the years ended December 31, 2012 and December 31, 2013, respectively.  This decrease is primarily the result of the Series C Redemption, which resulted in a non-recurring gain of approximately $26.3 million during the year ended December 31, 2012.  Additionally, the year over year change in income before taxes is also attributed to an increase in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

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

Operational highlights for CCR for the years ended December 31, 2013 and 2012 are as follows:

Consolidated revenues (net) decreased $43.5 million for the year ended December 31, 2013, as compared to the same corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•             Casino revenue

Casino revenues decreased $41.4 million as compared to the prior year.  Casino revenue at The Meadows decreased $20.9 million primarily due to lower slot revenues from competition in Ohio, adverse weather conditions in the Northeast, and the opening of the Nemacolin Woodlands Resort in late June 2013. This resulted in a decline related to middle and lower tiered customers.  Casino revenues at the Rampart Casino declined $13.6 million in connection with the expiration of the 10-year casino sub lease agreement with Hotspur. CCR’s operations at the Rampart Casino came to an end on March 31, 2012 and were assumed by Hotspur on April 1, 2012.  Collectively casino revenues at the Cannery and Eastside Casinos, decreased $6.9 million, primarily due to decreased casino volume and lower discretionary spend by our customers as compared to the prior year.

•             Pari-mutuel revenue

Pari-mutuel revenues decreased $2.9 million primarily due to closure of two off track betting parlors and lower handle as compared to the prior year.

•             Food and beverage revenue

Food and beverage revenues declined $2.6 million primarily due to: (i) the expiration of the 10-year casino sub lease agreement at the Rampart Casino (as previously discussed), and (ii) decreased patron visits and spend at The Meadows and Eastside Casino.

•             Other revenue

The decrease in casino revenues, as previously discussed, was partially offset by an increase in other revenues of $3.3 million. The increase in other revenues was primarily due to a property tax settlement at The Meadows with certain governmental agencies on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied over the next 5 fiscal years. The cash payment and property tax credit was recorded as other operating revenues for the year ended December 31, 2013.

Income from operations decreased $5.7 million for the year ended December 31, 2013 as compared to the prior year. The decrease in revenues (net), as previously discussed, were offset by the following:

•             Casino expense

Casino expense declined $20.8 million primarily due to: (i) reduced casino operating expense from the closure of the Rampart Casino in connection with the termination of the 10 year sub lease agreement (as previously discussed); (ii) lower casino tax expense related to the declines in revenues, and temporary suspension of the (1.5%) administrative tax for slots and tables at The Meadows; and (iii) to a lesser extent lower food and beverage comp cost at the Cannery and Eastside Casinos as compared to the prior year.

•             Pari-mutuel expense

Pari-mutuel expense decreased $2.1 million primarily due to closure of two off track betting parlors as compared to the prior year.

•             Food and beverage expense

Food and beverage expense declined $2.4 million primarily due to the closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed) and cost saving measures at the Eastside Casino.

•             Loss on lease termination

In connection with the closure of the Rampart Casino on March 31, 2012, CCR incurred a one-time charge of $1.9 million related to certain assets and liabilities that were assumed by the Rampart Casino’s landlord.

•             Selling, general and administrative (“SG&A”)

SG&A expense declined $10.3 million primarily due to: (i) closure of the Rampart Casino in connection with the termination of the 10 year sublease agreement (as previously discussed), (ii) lower casino entertainment cost, sales and property tax expense, and advertising expense at the Cannery Casino as compared to the prior year, (iii) lower corporate expenses primarily driven by reductions in incentive compensation expenses and legal fees, and (iv) to a lesser extent, cost saving measures across our Pennsylvania and Las Vegas operations.

•             Depreciation expense

Depreciation expense decreased $6.3 million primarily related to Eastside Cannery and the Meadows and to a lesser extent the Rampart Casino. Rampart Casino ceased operations on March 31, 2012 in connection with the termination of the 10 year sublease agreement (as previously discussed).

•             Impairment charge of lease rights

The decreases in operating expenses (as previously discussed) were offset by a $6.2 million impairment charge. The impairment charge is related to the write down of the lease rights at the Eastside Casino.  During the fourth quarter of 2013, as part of the CCR’s annual impairment evaluation, an undiscounted cash flow analysis was prepared for Eastside Cannery which indicated that the carrying value of the lease right was not recoverable.  The impairment charges were recorded as part of operating expenses for the year ended December 31, 2013.

Net loss increased $5.0 million for the year ended December 31, 2013 as compared to the prior year. The increase in net loss was primarily due to increased interest expense of $13.1 million related to our debt refinancing on October 2, 2012.  The increase in net loss was partially offset by lower income tax expense of $10.5 million and loss of debt extinguishment for $3.1 million in the prior year.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Units.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest was compounded monthly.  The notes evidencing this loan were due and payable on demand.  On October 30, 2013, the Company fully repaid these borrowings, including accrued interest.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

The realization of substantially all of the Company’s assets will likely be dependent upon an eventual sale of its investment in the unconsolidated investees following an economic recovery believed to be probable at a price sufficient to realize the carrying value of the Company’s assets.  Additionally, it is management’s present opinion that the probability of an eventual sale of the Company’s investment in unconsolidated investees at a sufficiently appreciated value makes realization of a majority of its deferred tax assets more likely than not.  These estimates are subject to material variation over the next year.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 28, 2014, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	55	Manager of the Company & CCR
Ronald N. Beck	58	Manager of the Company & CCR
William Paulos	66	Manager of CCR
William Wortman	67	Manager of CCR

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

The following table sets forth, as of March 28, 2014, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

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

The following table sets forth, as of March 28, 2014, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Title of Class of Securities	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
VoteCo Units	Stephen Kaplan(3)	12.5 Units	(4)	14.286	%(4)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Class A Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
VoteCo Units	Ronald Beck(3)	12.5 Units	(8)	14.286	%(8)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)
VoteCo Units	Executive Officers of the Company as a Group	25 Units	(9)	28.572	%(9)
Company Class A Units		.100 Units	(5)	100	%(5)
Blocker Units		126,896.317 Units	(6)	100	%(6)
AcquisitionCo Class A Units		1,000 Class A Units	(7)	100	%(7)

(1)                                 The address for each beneficial owner is:

c/o Oaktree Capital Management, L.P.

333 South Grand Ave, 28th Floor

Los Angeles, CA 90071

(2)                                 Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)                                 Messrs. Kaplan and Beck are the managers of VoteCo, the Company, Blocker and AcquisitionCo.  Blocker is a direct subsidiary of the Company and owns nothing other than its interest in AcquisitionCo.

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

(8)                                 Mr. Beck is the listed owner of the securities.

(9)                                 Messrs. Kaplan and Beck are each a listed owner of 50% of these securities.

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

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover operating expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest was compounded monthly.  The notes evidencing this loan were due and payable on demand.  On October 30, 2013, the Company fully repaid these borrowings including accrued interest of $141,474.

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

Other than the payments described above, there have been no payments by CCR or its affiliates to Messrs. Paulos or Wortman or their affiliates for fees, expenses or other amounts paid or payable in connection with the transactions relating to the CUP Agreement, except amounts paid for business expenses reimbursed in the ordinary course.

Other Transactions

Relatives of Messrs. Paulos and Wortman provide CCR with Automated Teller Machines (“ATM”) processing services.  CCR received combined commissions of $3.2 million and $3.4 million in 2013 and 2012, respectively, pursuant to separate agreements with CCR’s casinos. Under these agreements, the providers receive the exclusive right to provide cash advance and ATM processing services at predetermined customer rates in return for providing, maintaining and keeping supplied ATMs at each location.  Each agreement had an initial term expiring in 2011, followed by five one-year renewals that are automatic unless either party gives 90 days’ notice.

The Company has also contracted with an affiliate of a principal CCR member, and another company in which a relative of one of the Company’s beneficial owners has a financial interest, for the purchase of promotional merchandise utilized for casino marketing and as customer incentives. Additionally, the same affiliate has a financial interest in another company that provides website development and management services related to the Company’s websites.  During 2013 and 2012, the Company incurred costs totaling $0.6 million and $0.8 million, respectively, related to these transactions.

CCR has contracted with MMG II, an affiliate of Millennium, to operate and manage its Nevada operations.  In 2013 and 2012, the Company incurred fees to the affiliate of $6.2 million and $6.4 million, respectively, annually in connection with these arrangements.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2013 and 2012, we incurred annual audit and quarterly financial statement review fees totaling approximately $102,500 and $110,400, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

We did not incur audit-related fees to Piercy Bowler Taylor & Kern, our independent registered public accounting firm in 2013 and 2012.

Tax Fees:

For 2013 and 2012, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2013 and 2012, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

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

10.31	Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC, dated March 3, 2010 (10)
10.32

Series C Preferred Purchase Agreement by and among Crown Limited, Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc., OCM AcquisitionCo, LLC and Cannery Casino Resorts, LLC, dated March 3, 2010 (10)

10.33

Amendment No. 2 to First Lien Credit Agreement, dated February 7, 2012, by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the lenders from time to time party thereto. (11)

10.34

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

10.35

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

10.36

Waiver and Amendment to Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC by and among Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc. and OCM AcquisitionCo, LLC, dated October 2, 2012. (12)

21.1	Subsidiaries of OCM HoldCo, LLC (13)
31.1	Section 302 Certification of Principal Executive Officer (13)
31.2	Section 302 Certification of Principal Financial Officer (13)
32.1	Certification pursuant to 18 U.S.C. Section 1350 (13)
32.2	Certification pursuant to 18 U.S.C. Section 1350 (13)

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(13) Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 28, 2014	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

March 28, 2014	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager (principal executive officer)	March 28, 2014

/s/ Ronald N. Beck	Manager (principal financial and chief accounting officer)	March 28, 2014
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2013

and December 31, 2012

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 28, 2014

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash	$9,363,650	$10,638,837
Deferred tax asset, current	229,972	46,723
	9,593,622	10,685,560

Other assets
Investment in Cannery Casino Resorts, LLC	82,762,314	90,072,780
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $2,793,392 and $0	7,563,796	7,387,410
	$100,725,430	$108,951,448

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $167,394 and $235,020 to related parties	$179,745	$268,363
Taxes payable	—	3,931
Related party loans	—	750,000
	179,745	1,022,294

Members’ equity	100,545,685	107,929,154
	$100,725,430	$108,951,448

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2013 and 2012

	2013	2012

Income (loss)
Interest income	$10,116	$17,574
Equity in loss of unconsolidated investees	(7,434,403)	(5,839,077)
Gain on redemption of Series C shares of unconsolidated investee	—	26,254,956
	(7,424,287)	20,433,453

Costs and expenses
Professional fees	240,673	259,471
Administrative fees and other expenses	53,991	53,437
Interest expense, related parties	37,937	43,678
	332,601	356,586

(Loss) gain before income tax benefit (provision)	(7,756,888)	20,076,867

Income tax benefit (provision)	406,944	(10,168,899)

Net (loss) income	(7,349,944)	9,907,968
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain (loss) on interest rate swap	80,558	(178,710)
Comprehensive (loss) income	$(7,269,386)	$9,729,258

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity

For the Years Ended December 31, 2013 and 2012

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(7,349,944)	—	(7,349,944)
Distribution to members	(114,083)	—	(114,083)
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized gain on investments	80,558	80,558	—

Balances, end of period	$100,545,685	$(125,216)	$100,670,901

2012
Balances, beginning of period	$161,236,285	$(27,064)	$161,263,349
Net income	9,907,968	—	9,907,968
Distribution to members	(63,036,389)	—	(63,036,389)
Equity in other comprehensive income of unconsolidated investee, net of tax:
Unrealized loss on investments	(178,710)	(178,710)	—

Balances, end of period	$107,929,154	$(205,774)	$108,134,928

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012

Operating activities
Net (loss) income	$(7,349,944)	$9,907,968
Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss of unconsolidated investees	7,434,403	5,839,077
Gain on redemption of Series C shares of unconsolidated investee	—	(26,254,956)
Deferred income taxes	(403,014)	10,164,968
Decrease in accounts payable and accrued expenses	(88,618)	104,635
Decrease in taxes payable	(3,931)	3,931
Net cash used in operating activities	(411,104)	(234,377)

Investing activities
Proceeds from the redemption of Series C shares of unconsolidated investee	—	65,638,956
Net cash provided by investing activities	—	65,638,956

Financing activities
Payments of notes payable to related parties	(750,000)	—
Distribution to members	(114,083)	(63,036,389)
Net cash used in financing activities	(864,083)	(63,036,389)

Net (decrease) increase in cash	(1,275,187)	2,368,190
Cash, beginning of year	10,638,837	8,270,647

Cash, end of year	$9,363,650	$10,638,837

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income of unconsolidated investees	$80,558	$(178,710)
Contribution of Series C shares to unconsolidated investee	$—	$7,241,000

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Financial Statements

December 31, 2013 and 2012

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

On October 2, 2012, CCR and Washington Trotting Association, a subsidiary of CCR (“WTA”), entered into two syndicated credit facilities with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA (“GS”) and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. (“MC”), as co-documentation agents and Deutsche Bank Securities Inc. (“DBSI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers.  Provisions of the new credit facilities included: a $425 million first lien facility consisting of a six-year $385 million term loan and a five-year $40 million revolving loan (collectively referred to herein as the “2012 First Lien Credit Facility”), and a seven-year $165 million second lien term loan facility (the “2012 Second Lien Credit Facility”).  Portions of the proceeds were used to pay off then-existing $443.5 million debt that was outstanding from the May 18, 2007 refinancing and $86.9 million of the proceeds were distributed to certain owners of the Series C Preferred Units of CCR.

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

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for a related party loan (see Note 5) and distributed $0.1 million to InvestCo as a return of capital.

In December 2013, the Company’s subsidiaries, OCM Land Co, LLC (“LandCo”) and OCM AcquisitionCo II, LLC were dissolved.

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

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2013 and 2012, include the accounts of the Company and its subsidiaries OCM Blocker, LLC (“Blocker”), AcquisitionCo, OCM AcquisitionCo II, LLC, and OCM LandCo, LLC. All significant inter-company accounts and transactions have been eliminated.

The investment in CCR (Note 3) is accounted for using the equity method of accounting.  Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles.

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

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2013, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

For the year ended December 31, 2013, the Company’s equity in loss of CCR totaled $7,434,403.  For the year ended December 31, 2012, the Company’s equity in the loss of CCR totaled $5,839,077, respectively.

The following tables present condensed financial information of CCR as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012:

	2013	2012
Balance Sheet
Current assets	$66,779,000	$73,700,000
Investments in securities	383,000	383,000
Property and equipment, net	656,580,000	673,714,000
Other	119,335,000	126,514,000
	$843,077,000	$874,311,000

Current liabilities	$35,348,000	$35,338,000
Long-term liabilities	561,893,000	569,952,000
Members’ equity	245,836,000	269,021,000
	$843,077,000	$874,311,000

Income Statement
Revenue	$443,354,000	$486,825,000

Net loss	$(23,445,000)	$(18,414,000)

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax-paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR is taxed to Blocker.  Blocker also incurred interest expense ($2,659,460 for 2013 and $3,528,600 for 2012, respectively) on inter-company indebtedness ($50,000,000 at both December 31, 2013 and 2012) that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the income tax provision (benefit) with that determined by applying the statutory U.S. federal income tax rate to income before income taxes for the years ended December 31, 2013 and 2012:

	2013		2012
	Amount	Percentage	Amount	Percentage
Statutory federal rate	$(2,715,000)	35%	$7,027,000	35%
General business tax credits	(88,000)	1%	(118,000)	(1)%
Miscellaneous CCR attributes	281,000	(4)%	236,000	1%
Rampart/CCR lease	—	0%	(148,000)	(1)%
Expired Option	—	0%	5,335,000	27%
Intercompany interest expense	(931,000)	12%	(1,235,000)	(6)%
Attributes passed through to members	116,000	(1)%	125,000	1%
CCR income not taxable to Company	71,000	(1)%	(928,000)	(5)%
Return to provision reconciliation	66,000	(1)%	(140,000)	(1)%
Other	—	0%	15,000	0%
Valuation allowance	2,793,000	(36)%	—	0%
Tax at effective rate	$(407,000)	5%	$10,169,000	50%

At December 31, 2013, Blocker had approximately $69,658,000 and $1,101,000 in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2026.  The Company’s general business plan is to eventually, following the likely economic recovery (Note 6), sell its appreciated investment in its unconsolidated investee before its net operating loss carryforwards begin to expire, and, thus realize a majority of the related deferred tax assets.  As of December 31, 2013, the Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company did not record a valuation allowance as of December 31, 2012 as realization of deferred tax assets was considered more likely than not.  Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investment in CCR for the years ended December 31, 2013 and 2012:

	2013	2012
Basis adjustment (Section 754 elections)	$(10,711,000)	$(9,502,000)
Other CCR attributes	(2,330,000)	(3,214,000)
Other comprehensive income	68,000	110,000
General business tax credits	1,860,000	1,772,000
Minimum tax credit carryover	—	4,000
Distributions from unconsolidated investee	(2,680,000)	(2,680,000)
Net operating loss carryforwards	24,380,000	20,944,000
	10,587,000	7,434,000
Valuation allowance	(2,793,000)	—
Deferred tax asset, net of valuation allowance	7,794,000	7,434,000

Deferred tax asset (liability), current	230,000	47,000

Deferred tax asset, non-current	$7,564,000	$7,387,000

The other CCR attributes shown above consist primarily of depreciation and amortization.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2010 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken. The Company is generally subject to audit for tax years 2010 and forward.

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

NOTE 5—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover operating expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest was compounded monthly.  The notes evidencing this loan were due and payable on demand.  On October 30, 2013, the Company fully repaid these borrowings including accrued interest of $141,474.

NOTE 6—Contingencies

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

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for related party loans (see Note 5) and distributed $0.1 million to InvestCo as a return of capital.

NOTE 8—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has is its investment in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required.