Form 10-Q
period 2014-03-31
OCM HoldCo, LLC
filed 2014-05-15
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$9,343,718	$9,363,650
Deferred tax assets, current	—	229,972
	9,343,718	9,593,622

Other assets
Investment in Cannery Casino Resorts, LLC	81,794,434	82,762,314
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $10,783,749 and $2,793,392 as of March 31, 2014 and December 31, 2013, respectively	43,033	7,563,796
	$91,986,883	$100,725,430

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $179,894 and $167,394 to related parties as of March 31, 2014 and December 31, 2013, respectively	$243,741	$179,745
Deferred tax liabilities, current, net of valuation allowance of $336,072 and $0 as of March 31, 2014 and December 31, 2013, respectively	42,834	—
	286,575	179,745

Members’ equity	91,700,308	100,545,685
	$91,986,883	$100,725,430

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	2014	2013

Income (loss)
Interest income	$2,304	$2,533
Equity in loss of unconsolidated investees	(918,018)	(1,452,480)
	(915,714)	(1,449,947)

Costs and expenses
Professional fees	72,911	70,847
Administrative fees and other expenses	13,321	13,504
Interest expense, related parties	—	11,097
	86,232	95,448

Loss before income tax provision	(1,001,946)	(1,545,395)

Income tax (provision) benefit	(7,811,020)	485,595

Net loss	(8,812,966)	(1,059,800)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized (loss) gain on interest rate swap and investments	(32,411)	97,472
Comprehensive loss	$(8,845,377)	$(962,328)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(8,812,966)	—	(8,812,966)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(32,411)	(32,411)	—

Balances, end of period	$91,700,308	$(157,627)	$91,857,935

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(1,059,800)	—	(1,059,800)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	97,472	97,472	—

Balances, end of period	$106,966,826	$(108,302)	$107,075,128

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	2014	2013

Operating activities
Net loss	$(8,812,966)	$(1,059,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	918,018	1,452,480
Deferred income taxes	7,811,020	(481,664)
Increase in accounts payable and accrued expenses	63,996	60,368
Decrease in taxes payable	—	(3,931)
Net cash used in operating activities	(19,932)	(32,547)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(19,932)	(32,547)
Cash, beginning of period	9,363,650	10,638,837

Cash, end of period	$9,343,718	$10,606,290

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive income (loss) of unconsolidated investee	$(32,411)	$97,472

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2014 and December 31, 2013, and for the three month periods ended March 31, 2014 and 2013, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company, through its subsidiary, OCM AcquisitionCo, LLC, a Delaware limited liability company (“AcquisitionCo”), owns 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC (“CCR”), which represent a 31.71% interest in the aggregate Series A Units of CCR.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas.  In addition, CCR, through a wholly owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and casino located in North Strabane Township, Washington County, Pennsylvania.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2014, from which the balance sheet information as of December 31, 2013 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries is as follows:

	Three months ended
	March 31,
	2014	2013

Revenues	$101,426,977	$112,065,950

Income from operations	$4,345,398	$7,064,203

Net loss	$(2,895,040)	$(4,580,509)

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in Blocker, which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo.  AcquisitionCo owns the investment in CCR, a Nevada limited liability company that is treated as a partnership for federal income tax purposes.  Accordingly, equity in the earnings of CCR are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate The Meadows, a racetrack and casino in Pennsylvania.

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest compounded monthly.  The notes evidencing this loan were due and payable on demand.  On October 2013, the Company fully repaid these borrowings.

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

NOTE 6—Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instrument the Company has is its investment in an unconsolidated investee accounted for using the equity method for which fair value disclosure is not required.

NOTE 7 — Subsequent Events

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, a Delaware limited liability company (“MezzCo” and collectively with CCR, the “Sellers”), entered into a Membership Interest Purchase Agreement (“Agreement”) with Gaming and Leisure Properties, Inc. and a subsidiary (collectively, the “Buyers”) to sell PA Meadows for approximately $465 million.  The transaction requires approval from the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission and is expected to close in 2015.  In connection with entering into the Agreement, the Sellers simultaneously entered into a consulting agreement with the Buyers (“Consulting Agreement”) whereby the Sellers will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement.  The Consulting Agreement ends upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the Buyers and Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, the Sellers received a non-refundable consulting fee of $10 million, and may earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement contingent upon the delivery of certain representations and the extension of the Consulting Agreement.

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

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for a related party loan (see Note 4) and distributed $0.1 million to InvestCo as a return of capital.

In December 2013, the Company’s subsidiaries, OCM Land Co, LLC and OCM AcquisitionCo II, LLC were dissolved.

Recent Developments

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, a Delaware limited liability company (“MezzCo” and collectively with CCR, the “Sellers”), entered into a Membership Interest Purchase Agreement (“Agreement”) with Gaming and Leisure Properties, Inc. and a subsidiary (collectively, the “Buyers”) to sell PA Meadows for approximately $465 million.  The transaction requires approval from the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission and is expected to close in 2015.  In connection with entering into the Agreement, the Sellers simultaneously entered into a consulting agreement with the Buyers (“Consulting Agreement”) whereby the Sellers will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement.  The Consulting Agreement ends upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the Buyers and Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, the Sellers received a non-refundable consulting fee of $10 million, and may earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement contingent upon the delivery of certain representations and the extension of the Consulting Agreement.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s loss before income tax provision for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, are as follows:

•                  CCR’s net loss decreased approximately $1.7 million for the three months ended March 31, 2014, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $0.5 million decrease in equity in loss of unconsolidated investees.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through Blocker, an entity in which the Company owns 99.99% of the equity interest, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.

During 2014 and 2013, the Company’s operations are related to its investments in CCR.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three months ended March 31, 2014 and 2013 are as follows:

Consolidated revenues (net) decreased $10.6 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The decline in consolidated revenues (net) was primarily due to the following:

•                  Casino revenues

Casino revenues decreased $8.5 million as compared to the same period in the prior year.  Casino revenue at The Meadows decreased $5.6 million primarily due to lower slot revenues.  Slot revenues fell as a result of adverse weather conditions and the opening of the Nemacolin Woodlands Resort in late June 2013, which led to a decline in visits to The Meadows by middle and lower tiered customers.  Casino revenues at the Eastside Cannery and The Cannery decreased $2.1 million and $0.8 million, respectively, primarily due to decreased patron visits and spend as compared to the same period in the prior year.

•                  Other revenues

Other revenues decreased $1.2 million as compared to the same period in the prior year. The decrease in other revenue was primarily due to discontinuation of the quarterly incentive fee paid in the same period in the prior year, under CCR’s consulting agreement with the Jackson Rancheria Band of Miwuk Indians of California (the “Tribe”). On May 31, 2013, CCR reached a settlement with the Tribe, resulting in the termination of the consulting agreement between both parties.

Income from operations decreased $2.7 million for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The decrease in revenues (net), as previously discussed, was offset by the following:

•                  Casino expenses

Casino expenses declined $3.8 million primarily due to: (i) lower casino tax expense at The Meadows and Eastside Cannery(ii) and to a lesser extent lower payroll cost at the Eastside Cannery.

•                  Selling, general and administrative (“SG&A”)

SG&A declined $1.2 million primarily due to: (i) lower corporate payroll and development cost, (ii) decreased advertising and promotional expenses at the Eastside Cannery, (iii) and to a lesser extent cost saving measures across our Pennsylvania and Las Vegas operations.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $1.9 million, primarily at the Eastside Cannery as compared to the same period in the prior year.

Net loss decreased $1.7 million for the three months ended March 31, 2014 as compared to the same corresponding period in the prior year. The decrease in net loss was primarily driven by lower income tax expense of $2.6 million and a gain from the sale of land of $1.2 million at The Meadows. On March 2014, approximately 13 acres of land was sold to an unrelated third party. The land is planned to be used by the buyer for the development of a retail center.

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

Off Balance Sheet Arrangements

Credit Agreements

On October 2, 2012, CCR entered into two new syndicated credit facilities totaling $590 million: a $425 million First Lien Credit Facility consisting of; (i) $385 million term loan borrowed at Closing Date; (ii) $40 million revolving loan unfunded at Closing Date, but available until the fifth anniversary of the Closing Date and; (iii) $165 million Second Lien Credit Facility (see Overview above).  Portions of the proceeds were used to retire $443.5 million of debt that was outstanding under the previously existing credit agreements and $86.9 of the proceeds was distributed to certain owners of the Series C Preferred Units. The remaining value of the Series C Preferred Units was contributed to CCR, and there are no remaining Series C Preferred Units outstanding.

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

The realization of substantially all of the Company’s assets will likely be dependent upon an eventual sale of its investment in the unconsolidated investees following an economic recovery believed to be probable at a price sufficient to realize the carrying value of the Company’s assets.  The Company has recorded a valuation allowance to reduce the related deferred tax assets to the amount that is more likely than not to be realized.  These estimates are subject to material variation over the next year.

Recently Issued Accounting Pronouncements.

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, a Delaware limited liability company (“MezzCo” and collectively with CCR, the “Sellers”), entered into a Membership Interest Purchase Agreement (“Agreement”) with Gaming and Leisure Properties, Inc. and a subsidiary (collectively, the “Buyers”) to sell PA Meadows for approximately $465 million.  The transaction requires approval from the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission and is expected to close in 2015.  In connection with entering into the Agreement, the Sellers simultaneously entered into a consulting agreement with the Buyers (“Consulting Agreement”) whereby the Sellers will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement.  The Consulting Agreement ends upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the Buyers and Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, the Sellers received a non-refundable consulting fee of $10 million, and may earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement contingent upon the delivery of certain representations and the extension of the Consulting Agreement.

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

OCM HOLDCO, LLC
Registrant

Date: May 14, 2014	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: May 14, 2014	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)