Form 10-Q
period 2014-06-30
OCM HoldCo, LLC
filed 2014-08-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$9,260,486	$9,363,650
Deferred tax assets, current	—	229,972
	9,260,486	9,593,622

Other assets
Investment in Cannery Casino Resorts, LLC	83,521,304	82,762,314
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $10,339,931 and $2,793,392 as of June 30, 2014 and December 31, 2013, respectively	104,028	7,563,796
	$93,691,516	$100,725,430

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $192,394 and $167,394 to related parties as of June 30, 2014 and December 31, 2013, respectively	$233,673	$179,745
Deferred tax liabilities, current, net of valuation allowance of $318,463 and $0 as of June 30, 2014 and December 31, 2013, respectively	104,028	—
	337,701	179,745

Members’ equity	93,353,815	100,545,685
	$93,691,516	$100,725,430

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Income (loss)
Interest income	$2,226	$2,633	$4,530	$5,166
Equity in income (loss) of unconsolidated investees	1,764,430	46,657	846,412	(1,405,823)
	1,766,656	49,290	850,942	(1,400,657)

Costs and expenses
Professional fees	61,293	79,503	134,204	150,350
Administrative fees and other expenses	14,096	13,602	27,417	27,106
Interest expense, related parties	—	11,367	—	22,464
	75,389	104,472	161,621	199,920

Income (loss) before income tax provision	1,691,267	(55,182)	689,321	(1,600,577)

Income tax provision	(13,346)	(1,367,403)	(7,824,366)	(881,808)

Net income (loss)	1,677,921	(1,422,585)	(7,135,045)	(2,482,385)
Equity in other comprehensive income (loss) of unconsolidated investee, net of tax, unrealized (loss) gain on interest rate swap and investments	(24,414)	59,425	(56,825)	156,897
Comprehensive income (loss)	$1,653,507	$(1,363,160)	$(7,191,870)	$(2,325,488)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(7,135,045)	—	(7,135,045)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(56,825)	(56,825)	—

Balances, end of period	$93,353,815	$(182,041)	$93,535,856

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(2,482,385)	—	(2,482,385)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	156,897	156,897	—

Balances, end of period	$105,603,666	$(48,877)	$105,652,543

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

	2014	2013

Operating activities
Net loss	$(7,135,045)	$(2,482,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated investees	(846,412)	1,405,823
Deferred income taxes	7,824,365	885,741
Increase in accounts payable and accrued expenses	53,928	8,050
Decrease in taxes payable	—	(3,931)
Net cash used in operating activities	(103,164)	(186,702)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(103,164)	(186,702)
Cash, beginning of period	9,363,650	10,638,837

Cash, end of period	$9,260,486	$10,452,135

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive (loss) income of unconsolidated investee	$(56,825)	$156,897

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2014 and December 31, 2013, and for the three and six month periods ended June 30, 2014 and 2013, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$116,998,838	$121,027,055	$218,425,815	$233,093,005

Income from operations	$15,963,833	$12,429,413	$20,309,232	$19,493,616

Net income (loss)	$5,564,265	$147,135	$2,669,227	$(4,433,374)

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

NOTE 4—Related party loans

On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest compounded monthly.  The notes evidencing this loan were due and payable on demand.  On October 30, 2013, the Company fully repaid these borrowings.

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

NOTE 7—Subsequent Events

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $0.5 million as payment of accrued interest on intercompany loans to the Company.  The Company then distributed $1.1 million to InvestCo as a return of capital.

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

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $0.5 million as payment of accrued interest on intercompany loans to the Company.  The Company then distributed $1.1 million to InvestCo as a return of capital.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s income (loss) before income tax provision for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, are as follows:

•                  CCR’s net income increased approximately $5.4 million for the three months ended June 30, 2014, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $1.7 million increase in equity in income of unconsolidated investees.

Material variables and factors affecting the Company’s loss before income taxes for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, are as follows:

•                  CCR’s net income increased approximately $7.1 million for the six months ended June 30, 2014, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $2.3 million increase in equity in income of unconsolidated investees.

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

Operational highlights for CCR for the three months and six months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014 and 2013:

Consolidated revenues (net) decreased $4.0 million for the three months ended June 30, 2014, as compared to the same corresponding period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Casino revenues decreased $9.4 million as compared to the same corresponding period in the prior year.  Casino revenue at The Meadows decreased $7.9 million primarily due to lower table games and slot revenues.  Table games revenues and slot revenues declined $3.8 million and $4.1 million, respectively, primarily due to volatile high limit table games play, the opening of the Nemacolin Woodlands Resort in late June 2013, and a decline in patron visits to The Meadows by middle and lower tiered customers. Casino revenues at the Eastside Cannery Hotel and Casino (“Eastside”) declined $1.3 million primarily due to lower slot revenues as compared to the same corresponding period.  The declines in slot revenues at the Eastside were primarily due to lower visits and spend per visit. Casino revenues at the Cannery Hotel and Casino (“Cannery”) for the three month period June 30, 2014 were relatively flat as compared to the same corresponding period in the prior year.

•                  Other revenues

Other revenues increased $5.5 million as compared to the same corresponding period in the prior year.  As stated above, on May 13, 2014, CCR and its wholly-owned subsidiary, MezzCo, entered into a Membership Interest Purchase Agreement with Gaming and Leisure Properties, Inc. and a subsidiary to sell PA Meadows for approximately $465 million. In connection with entering into the Agreement, CCR simultaneously entered into a Consulting Agreement with the Buyers whereby CCR will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement. Upon executing the Consulting Agreement, CCR received a non-refundable consulting fee of $10 million, which was reported as other income for the three months ended June 30, 2014.

The increase in other revenues was offset by non-recurring prior-year revenue stemming from a litigation settlement of $6.0 million, of which $4.5 million was recognized as other income for the three months ended June 30, 2013. On May 31, 2013, CCR reached a settlement with Jackson Rancheria Band of Miwuk Indians of California (the “Tribe”). The settlement resulted in the termination of the consulting fee agreement between both parties and CCR will not be obligated to perform any future services.

Income from operations increased $3.5 million for the three months ended June 30, 2014, as compared to the same corresponding period in the prior year. The decrease in revenues (net), as previously discussed, was offset by the following:

•                  Casino expenses

Casino expenses declined $1.8 million primarily due to lower casino tax expense at The Meadows related to the decline in casino revenues (as discussed previously).

•                  Management fees

Management fees decreased $2.2 million primarily due to the termination of the consulting agreement with the Tribe (as previously discussed).

•                  Market research and project promotion

Market research and project promotion decreased $0.6 million primarily due to lower corporate development cost.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $2.6 million, primarily at the Eastside and to a lesser extent at The Meadows.

Net income increased $5.4 million for the three months ended June 30, 2014 as compared to the same corresponding period in the prior year. The gains in net income were primarily driven by the increase in income from operations (as previously discussed) and a $1.7 million decrease in income tax expense.

Six months ended June 30, 2014 and 2013:

Consolidated revenues (net) decreased $14.7 million for the six months ended June 30, 2014, as compared to the same corresponding period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Casino revenues decreased $17.9 million as compared to the same corresponding period in the prior year.  Casino revenue at The Meadows decreased $13.4 million primarily due to lower table games and slot revenues.  Table games and slot revenues declined $4.5 million and $9.1 million, respectively, primarily due to adverse weather conditions during the first part of the year, volatile high limit table games play, the opening of the Nemacolin Woodlands Resort in late June 2013, and a decline in patron visits to The Meadows by middle and lower tiered customers.  Casino revenues at Cannery and Eastside declined $1.1 million and $3.4 million, respectively, primarily due to lower slot revenues. The decreases in slot revenues were driven by lower visits and spend at our Nevada operations.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $1.0 million as compared to the same corresponding period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of two off track betting parlors in the prior year.

•                  Other revenues

Other revenues increased $4.3 million as compared to the same corresponding period in the prior year.  As stated above, on May 13, 2014, CCR and its wholly-owned subsidiary, MezzCo, entered into a Membership Interest Purchase Agreement with Gaming and Leisure Properties, Inc. and a subsidiary to sell PA Meadows for approximately $465 million. In connection with entering into the Agreement, the CCR simultaneously entered into a Consulting Agreement with the Buyers whereby the CCR will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement. Upon executing the Consulting Agreement, CCR received a non-refundable consulting fee of $10 million which was reported as other income for the six months ended June 30, 2014.

The gains in other revenues were offset by non-recurring prior-year revenue stemming from a litigation settlement of $6.0 million related to the termination of a consulting fee agreement between CCR and the Tribe on May 31, 2013 (as previously discussed). The litigation settlement was reported as other income in the financial statements for the six months ended June 2013.

Income from operations increased $0.8 million for the six months ended June 30, 2014, as compared to the same corresponding period in the prior year. The decrease in revenues (net), as previously discussed, was offset by the following:

•                  Casino expenses

Casino expenses declined $5.6 million primarily due to lower casino tax expense at The Meadows of $5.0 million related to the declines in casino revenues (as discussed previously).

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $0.9 million primarily due to the closure of two off track betting parlors in the prior year (as previously discussed).

•                  Management fees

Management fees decreased $2.3 million primarily due to the termination of the consulting agreement with Tribe (as previously discussed).

•                  Market research and project promotion

Market research and project promotion decreased $0.9 million primarily due to lower corporate development cost.

•                  Other selling, general and administrative (“SG&A”)

SG&A expense declined $1.1 million primarily due to: (i) lower payroll costs at the corporate level; (ii) lower casino marketing promotional expense at the Eastside; (iii) lower postage and casino events costs at The Meadows; and (iv) to a lesser extent, cost saving measures at our Nevada and Pennsylvania operations.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $4.4 million, primarily at the Eastside and to a lesser extent at the Cannery and The Meadows.

Net income increased $7.1 million for the six months ended June 30, 2014 as compared to the same corresponding period in the prior year. The increase in net income was primarily driven by: (i) increases in income from operations (as previously discussed); (ii) decreased interest expense of $0.8 million related to lower outstanding debt as compared to the same corresponding period in the prior year; (iii) gain from the sale of land of $1.2 million at The Meadows in March 2014 to an unrelated third party for development of a retail center; and (iv) lower income tax expense of $4.2 million as compared to the same corresponding period in the prior year.

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

As disclosed above, the Company, from time to time, has made equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants.  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  On July 15, 2010, the Company borrowed $750,000 from certain affiliates of the Company in order to cover existing and future expenses of the Company anticipated to arise during the next two years. Interest accrued at the prime rate plus 2% on the outstanding principal amount, and unpaid interest is compounded monthly.  On October 30, 2013, the Company fully repaid these borrowings, including accrued interest.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished with this report:

10.1	Membership Interest Purchase Agreement, dated as of May 13, 2014, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., Cannery Casino Resorts, LLC, PA MezzCo, LLC, and PA Meadows, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

OCM HOLDCO, LLC
Registrant

Date: August 13, 2014	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: August 13, 2014	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)