Form 10-Q
period 2014-09-30
OCM HoldCo, LLC
filed 2014-11-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$8,128,944	$9,363,650
Deferred tax assets, current	—	229,972
	8,128,944	9,593,622

Other assets
Investment in Cannery Casino Resorts, LLC	81,598,065	82,762,314
Gaming and related licenses	805,698	805,698
Deferred tax assets, net of valuation allowance of $11,247,177 and $2,793,392 as of September 30, 2014 and December 31, 2013, respectively	74,226	7,563,796
	$90,606,933	$100,725,430

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $204,894 and $167,394 to related parties as of September 30, 2014 and December 31, 2013, respectively	$216,687	$179,745
Deferred tax liabilities, current, net of valuation allowance of $322,888 and $0 as of September 30, 2014 and December 31, 2013, respectively	74,226	—
	290,913	179,745

Members’ equity	90,316,020	100,545,685
	$90,606,933	$100,725,430

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013

Income (loss)
Interest income	$2,096	$2,594	$6,626	$7,760
Equity in loss of unconsolidated investees	(1,922,238)	(1,398,709)	(1,075,826)	(2,804,532)
	(1,920,142)	(1,396,115)	(1,069,200)	(2,796,772)

Costs and expenses
Professional fees	52,090	50,422	186,294	200,772
Administrative fees and other expenses	13,363	13,410	40,780	40,516
Interest expense, related parties	—	11,643	—	34,107
	65,453	75,475	227,074	275,395

Loss before income tax provision	(1,985,595)	(1,471,590)	(1,296,274)	(3,072,167)

Income tax provision	(350)	(487,104)	(7,824,716)	(1,368,912)

Net loss	(1,985,945)	(1,958,694)	(9,120,990)	(4,441,079)
Equity in other comprehensive (loss) income of unconsolidated investee, net of tax, unrealized (loss) gain on interest rate swap and investments	(650)	(50,477)	(57,475)	106,420
Comprehensive loss	$(1,986,595)	$(2,009,171)	$(9,178,465)	$(4,334,659)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(9,120,990)	—	(9,120,990)
Distribution to members	(1,051,200)	—	(1,051,200)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(57,475)	(57,475)	—

Balances, end of period	$90,316,020	$(182,691)	$90,498,711

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(4,441,079)	—	(4,441,079)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap	106,420	106,420	—

Balances, end of period	$103,594,495	$(99,354)	$103,693,849

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	2014	2013

Operating activities
Net loss	$(9,120,990)	$(4,441,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	1,075,826	2,804,532
Deferred income taxes	7,824,716	1,372,843
Increase in accounts payable and accrued expenses	36,942	41,871
Decrease in taxes payable	—	(3,931)
Net cash used in operating activities	(183,506)	(225,764)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Distribution to members	(1,051,200)	—
Net cash used in financing activities	(1,051,200)	—

Net decrease in cash	(1,234,706)	(225,764)
Cash, beginning of period	9,363,650	10,638,837

Cash, end of period	$8,128,944	$10,413,073

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive (loss) income of unconsolidated investee	$(57,475)	$106,420

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2014 and December 31, 2013, and for the three and nine month periods ended September 30, 2014 and 2013, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

OCM, through its subsidiary, OCM AcquisitionCo, LLC, a Delaware limited liability company (“AcquisitionCo”), owns 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC (“CCR”), which represent a 31.71% interest in the aggregate Series A Units of CCR.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates The Cannery Hotel and Casino (“The Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas.  In addition, CCR, through a wholly owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns The Meadows Racetrack and Casino (“The Meadows”), an operating harness racetrack and casino located in North Strabane Township, Washington County, Pennsylvania.

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

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid OCM a total of $0.5 million as payment of accrued interest on intercompany loans to OCM.  OCM then distributed $1.1 million to InvestCo as a return of capital.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2014, from which the balance sheet information as of December 31, 2013 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$102,887,734	$110,119,786	$321,313,549	$343,212,791

Income from operations	$2,733,504	$6,535,095	$23,042,736	$26,028,710

Net loss	$(6,061,931)	$(4,410,941)	$(3,392,704)	$(8,844,315)

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2011 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.

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

NOTE 7—Subsequent Events

On October 27, 2014 Gaming and Leisure Properties, Inc. (“GLPI”) filed a lawsuit in the United States District Court for the Southern District of New York against CCR.  GLPI alleges willful breach and other misconduct on the part of CCR with respect to the Agreement and Consulting Agreement entered into between CCR and GLPI relating to GLPI’s purchase of PA Meadows.  GLPI seeks declatory relief regarding the breach of contract claims, unspecified damages and a declaration that a material adverse effect has occurred that would excuse GLPI from completing the transaction.  CCR believes the lawsuit is without merit and intends to defend the suit vigorously to ensure that GLPI complies with its contractual obligations.

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

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid OCM a total of $1.9 million as payment of accrued interest on intercompany loans to OCM.  OCM then repaid $0.9 million in principal and interest for a related party loan (see Note 4) and distributed $0.1 million to InvestCo as a return of capital.

In December 2013, the Company’s subsidiaries, OCM Land Co, LLC and OCM AcquisitionCo II, LLC were dissolved.

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid OCM a total of $0.5 million as payment of accrued interest on intercompany loans to OCM.  OCM then distributed $1.1 million to InvestCo as a return of capital.

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

As disclosed in Note 7 (Subsequent Events) to the unaudited consolidated financial statements of OCM, CCR is involved in litigation with GLPI relating to the PA Meadows transaction.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s loss before income tax provision for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, are as follows:

•                  CCR’s net loss increased approximately $1.7 million for the three months ended September 30, 2014, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $0.5 million increase in equity in loss of unconsolidated investees.

Material variables and factors affecting the Company’s loss before income taxes for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, are as follows:

•                  CCR’s net loss decreased approximately $5.5 million for the nine months ended September 30, 2014, compared to the same period for the prior year, due to the operational highlights for CCR discussed below.  This decrease resulted in a $1.7 million decrease in equity in loss of unconsolidated investees.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to OCM through Blocker, an entity in which OCM owns 99.99% of the equity interest, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.

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

Operational highlights for CCR for the three months and nine months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014 and 2013:

Consolidated revenues (net) decreased $7.2 million for the three months ended September 30, 2014, as compared to the same corresponding period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Casino revenues decreased $4.8 million as compared to the same corresponding period in the prior year.  Casino revenue at The Meadows decreased $3.9 million primarily due to lower table games and slot revenues.  Table games revenues and slot revenues declined $1.4 million and $1.9 million, respectively, primarily due to volatile high limit table games play and a decline in patron visits at The Meadows by middle and lower tiered customers. Casino revenues at the Eastside Cannery Hotel and Casino (“Eastside”) declined $1.0 million primarily due to lower slot revenues as compared to the same corresponding period.  The declines in slot revenues at the Eastside were primarily due to lower visits and spend per visit. Casino revenues at the Cannery for the three months ended September 30, 2014 were relatively flat as compared to the same corresponding period in the prior year.

•                  Other revenues

Other revenues decreased $2.8 million as compared to the same corresponding period in the prior year. The decreases in other revenues were primarily due to one non-recurring prior-year transaction stemming from a property tax settlement at The Meadows on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied the over next 5 fiscal years. The cash payment and property tax credit was recorded as other income for the three months ended September 30, 2013.

Income from operations decreased $3.8 million for the three months ended September 30, 2014, as compared to the same corresponding period in the prior year.  The decline in income from operations were primarily from lower consolidated revenues (net) as previously discussed, which were offset by the following:

•                  Casino expenses

Casino expenses declined $1.2 million primarily due to lower casino tax expense at The Meadows related to the decline in casino revenues (as discussed previously).

•                  Management fees

Management fees decreased slightly $0.2 million primarily due to lower PSA fees received from The Meadows as compared to the same corresponding period in the prior year.

•                  Other selling, general and administrative (“SG&A”)

SG&A expense declined $0.5 million primarily due to: (i) lower payroll costs at the corporate level; (ii) lower casino marketing promotional expense and, to a lesser extent, cost saving measures at the Eastside.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $1.5 million, primarily at the Eastside and The Meadows.

Net loss decreased $1.7 million for the three months ended September 30, 2014 as compared to the same corresponding period in the prior year. The decline in net loss were primarily due to lower income from operations (as previously discussed), which was offset by lower income tax expense of $1.8 million as compared to the same corresponding period in the prior year.

Nine months ended September 30, 2014 and 2013:

Consolidated revenues (net) decreased $21.9 million for the nine months ended September 30, 2014, as compared to the same corresponding period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Casino revenues decreased $22.7 million as compared to the same corresponding period in the prior year.  Casino revenue at The Meadows decreased $17.3 million primarily due to lower table games and slot revenues.  Table games and slot revenues declined $5.9 million and $11.1 million, respectively, primarily due to: (i) adverse weather conditions during the first part of the year; (ii) lower casino volume and hold percentage for table games at The Meadows; (iii) the opening of the Nemacolin Woodlands Resort in late June 2013 and; (iv) a decline in patron visits to The Meadows by middle and lower tiered customers.

Casino revenues at Cannery and Eastside declined $1.1 million and $4.4 million, respectively, primarily due to lower slot revenues. The decreases in slot revenues were driven by lower visits and spend at CCR’s Nevada operations.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $1.0 million as compared to the same corresponding period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of one off track betting parlor in the prior year.

•                  Other revenues

Other revenues increased $1.5 million as compared to the same corresponding period in the prior year. On May 13, 2014, CCR and its wholly-owned subsidiary, MezzCo, entered into a Membership Interest Purchase Agreement with Gaming and Leisure Properties, Inc. and a subsidiary to sell PA Meadows for approximately $465 million. In connection with entering into the Agreement, the CCR simultaneously entered into a Consulting Agreement with the Buyers whereby the CCR will provide general advisory services to the Buyers relating to the transaction contemplated under the Agreement. Upon executing the Consulting Agreement, CCR received a non-refundable consulting fee of $10 million which was reported as other income for the nine months ended September 30, 2014.  As disclosed in Note 7 (Subsequent Events) to the unaudited consolidated financial statements of OCM, CCR is involved in litigation with GLPI relating to the PA Meadows transaction.

At the Cannery, other revenues increased $0.6 million as compared to the same corresponding period in the prior year, primarily due to increased theater lease fees received from a unrelated third party due to improvements to the theater that were completed in January 2014.

The gains in other revenues were offset by two non-recurring prior-year transactions stemming from: (i) a litigation settlement of $6.0 million related to the termination of a consulting fee agreement between CCR and the Jackson Rancheria of Mewuk Indians of California (“Tribe”) on May 31, 2013; (ii) a property tax settlement at The Meadows with certain governmental agencies on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied over the next 5 fiscal years. Both the litigation settlement and property tax settlement were reported as other income for the nine months ended September 30, 2013.

Income from operations decreased $3.0 million for the nine months ended September 30, 2014, as compared to the same corresponding period in the prior year. The decrease in income from operations was primarily due to the decrease in consolidated revenues (net), as previously discussed, which were offset by the following:

•                  Casino expenses

Casino expenses declined $6.8 million primarily due to lower casino tax expense at The Meadows of $6.5 million related to the declines in casino revenues (as discussed previously).

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $0.9 million primarily due to the closure of one off track betting parlor in the prior year (as previously discussed).

•                  Management fees

Management fees decreased $2.6 million primarily due to the termination of the consulting agreement with Tribe (as previously discussed).

•                  Market research and project promotion

Market research and project promotion decreased $1.1 million primarily due to lower corporate development cost.

•                  Other selling, general and administrative (“SG&A”)

SG&A expense declined $1.6 million primarily due to: (i) lower payroll costs at the corporate level; (ii) lower casino marketing promotional expense, comp cost, and to a lesser extent cost saving measures at the Eastside.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $5.9 million, primarily at the Eastside and The Meadows.

Net loss decreased $5.5 million for the nine months ended September 30, 2014 as compared to the same corresponding period in the prior year. The decrease in net loss was primarily driven by: (i) decreased interest expense of $1.2 million related to lower outstanding debt as compared to the same corresponding period in the prior year; (ii) gain from the sale of land of $1.2 million at The Meadows in March 2014 to an unrelated third party for development of a retail center; and (iii) lower income tax expense of $6.0 million as compared to the same corresponding period in the prior year. These increases in income were offset by the decrease in income from operations as previously discussed.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings.

As disclosed in Note 7 (Subsequent Events) to the unaudited consolidated financial statements of OCM, CCR is involved in litigation with GLPI relating to the PA Meadows transaction.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCM HOLDCO, LLC
Registrant

Date: November 13, 2014	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: November 13, 2014	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)