Form 10-K
period 2014-12-31
OCM HoldCo, LLC
filed 2015-03-30
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 30, 2015, none of the registrant’s voting and non-voting common equity was held by non-affiliates.

Documents Incorporated by Reference:  None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K and other filings of OCM HoldCo, LLC, a Delaware limited liability company (the “Company”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contain or may contain “forward-looking statements.” Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Company to successfully develop or acquire products and form new business relationships.

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

OCM HOLDCO, LLC

PART I

Item 1.  Business.

THE COMPANY

Overview of the Company

OCM HoldCo, LLC, a Delaware limited liability company (the “Company”), was initially formed on July 22, 2005 at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”), each of which is a Delaware limited partnership and an affiliate of Oaktree Capital Management, L.P., a Delaware limited partnership (formerly Oaktree Capital Management, LLC) (“Oaktree”). The Company was formed for the primary purpose of participating in various activities relating to the gaming industry.

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

The Company’s current business consists primarily of its indirect ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries:

•                  owns and operates the Cannery Hotel and Casino (the “Cannery”) located in North Las Vegas, Nevada;

•                  owns and operates a casino at the Meadows (the “Meadows”), located in North Strabane Township, Washington County, Pennsylvania; and

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

VoteCo, InvestCo, the Company and each of the Company’s subsidiaries are managed by Stephen Kaplan, a Principal of Oaktree, and Ronald Beck, a Managing Director of Oaktree.  Oaktree is a leading global investment management firm focused on non-mainstream and alternative markets.  As of December 31, 2014, Oaktree managed approximately $90.8 billion in assets across a wide range of investment strategies, including distressed debt, corporate debt (including high yield and senior loans), control investing, convertible securities, real estate and listed equities.  Since its founding in 1995, Oaktree has emphasized an opportunistic, value-oriented and risk-controlled approach to investing.  Headquartered in Los Angeles, the firm today has over 900 employees in 17 cities worldwide.  Oaktree is registered with the Commission as an investment adviser under the Investment Advisers Act of 1940, as amended.

Business Developments

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, (“MezzCo” and collectively with CCR, the “Sellers”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gaming and Leisure Properties, Inc. (“GLPI”) and GLP Capital, L.P., a subsidiary of GLPI, (“GLP,” and together with GLPI, the “Buyers”) to sell PA Meadows for approximately $465 million.  To close, the transaction requires approval from the Pennsylvania Gaming Control Board (the “Pennsylvania Board”) and the Pennsylvania Racing Commission (the “Pennsylvania Commission”) and, subject to a favorable outcome to Sellers in the litigation discussed in the next paragraph, is expected to close in 2015.  In connection with entering into the MIPA, Sellers simultaneously also entered into a consulting agreement with the Buyers (“Consulting Agreement”) whereby Sellers have agreed to provide general advisory services to the Buyers relating to the transaction contemplated under the MIPA.  The Consulting Agreement terminates upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the Buyers and Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, Sellers received a non-refundable consulting fee of $10 million, and if extended, would earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement, assuming the delivery of certain representations and subject to a favorable outcome to Sellers in the litigation discussed in the next paragraph.

On October 27, 2014, GLPI filed a lawsuit in the United States District Court for the Southern District of New York against CCR.  The lawsuit was voluntarily dismissed by GLPI for jurisdictional reasons on December 29, 2014.  On January 7, 2015, GLPI and GLP filed a lawsuit against Sellers in the Supreme Court of the State of New York County of New York.  Buyers allege breach of contract and other misconduct on the part of CCR with respect to the MIPA and Consulting Agreement.  Buyers seek declaratory relief regarding the breach of contract claims, unspecified damages and a declaration that a material adverse effect has occurred that would excuse GLPI from closing the transaction to purchase PA Meadows.

CCR’s management believes the lawsuit is without merit and intends to defend the suit vigorously to ensure that GLPI complies with its contractual obligations under both agreements, but the ultimate outcome of this litigation cannot be predicted at this time.

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

Environmental Issues

The Company has no physical assets.

CANNERY CASINO RESORTS, LLC

CCR owns and operates hotels and casinos at the Cannery and (subject to a ground lease) the Eastside Cannery and owns and operates a casino and on-and-off track racing operations at the Meadows.  The Cannery and the Eastside Cannery are currently managed by Millennium Management Group II, LLC, a Nevada limited liability company (“MMG II”).  MMG II is 95% owned by William Paulos and William Wortman.  Messrs. Paulos and Wortman, through Millennium, own 43.8% of the aggregate Series A Units of CCR and Mr. Wortman also, indirectly, owns 100% of the equity interests in NP Land, LLC (“NP Land”), the entity that owns the primary site upon which the Eastside Cannery has a 35-year ground lease that commenced on September 22, 2006.

The Cannery

The Cannery, located in North Las Vegas, Nevada, currently features approximately 80,400 square feet of casino space, including 1,675 slot/video poker machines, 25 table games (including poker), poker room, bingo room and a race and sports book. The attached three-story hotel is designed to be compatible with the Cannery’s World War II industrial theme and includes 200 hotel rooms.  In addition, the Cannery’s facilities include a sports-themed restaurant and bar, a buffet restaurant, a Mexican-themed restaurant, an Italian restaurant and a steakhouse; a 14 screen movie theatre; an indoor/outdoor multi-purpose entertainment venue used to host events such as boxing matches and community festivals; an entertainment lounge; a pool and jacuzzi; and parking for approximately 3,600 vehicles (including a 1,900-space parking garage), with valet options and additional off-site parking for large events, along with shuttle bus service to and from the casino.

The Eastside Cannery/Nevada Palace

The Eastside Cannery, located on the Boulder Strip in east Las Vegas and approximately eight miles from McCarran International Airport, is similar in theme and amenities to the Cannery, with 307 guest rooms and suites, a resort spa, jacuzzi and a half-acre pool with cabanas on the property.  The Eastside Cannery’s casino has approximately 62,500 square feet of gaming space, with 1,500 slot machines, 21 table games (including poker), a 450-seat bingo hall, a poker room and a race and sports book.  In addition, the Eastside Cannery has five restaurants, five bars, a 250 seat entertainment lounge, the One Six Sky Lounge and an approximately 20,000 square foot ballroom and meeting place.

The Meadows

CCR owns and operates The Meadows harness racetrack through PA Meadows.  PA Meadows also operates an approximately 350,000 square-foot permanent casino through its wholly-owned subsidiary, the Washington Trotting Association (“WTA”).  The facility includes 7 restaurants and a boutique style bowling alley and nightclub.  At December 31, 2014, the casino houses 3,204 slot machines, 67 table games, and 14 poker tables and integrates the long-standing tradition of harness racing at the Meadows with state-of-art gaming facilities.

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

CCR competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, Downtown Las Vegas and Laughlin.  The Las Vegas Convention and Visitors Authority estimates that two-thirds of the local Las Vegas adult population participates in casino gaming on a regular basis.  In 2014, total win from nonrestricted gaming operations in the Las Vegas locals gaming market was approximately $2.21 billion, which was relatively the same as 2013, according to the Nevada Gaming Control Board (the “Nevada Board”).

The specific submarkets for the Cannery and the Eastside Cannery are North Las Vegas and the Boulder Strip, respectively.

North Las Vegas

The Cannery is located in North Las Vegas, off of I-15 and a few miles from I-95, and targets local residents and visitors to the nearby Nellis Air Force Base and Las Vegas Motor Speedway.  According to the Nevada Board, total win from nonrestricted gaming operations in North Las Vegas was approximately $264 million in 2014, an increase of 1.9% from $259 million in 2013.

The Boulder Strip Area

The Eastside Cannery is located along a section of the Boulder Highway, known as the “Boulder Strip.”  The Boulder Strip is known as a popular “off the Las Vegas Strip” gaming destination for visitors to Las Vegas who are looking for a less costly gaming experience than that offered on the Las Vegas Strip. Many of the casinos along the Boulder Strip offer entertainment amenities beyond gambling, including movie theaters, bowling alleys and dining establishments.  According to the Nevada Board, total win from nonrestricted gaming operations in the Boulder Strip Area, which includes casinos within the city limits of Henderson, Nevada, was approximately $773 million in 2014, a decrease of approximately 1.9% from $787 million in 2013.  CCR management believes that the Boulder Strip has become, and is likely to remain, popular with Las Vegas locals.

Pennsylvania Gaming Market

The Meadows is located in North Strabane Township, Washington County, Pennsylvania. North Strabane Township is part of the greater Pittsburgh metropolitan area and is located approximately twenty-five miles from the city of Pittsburgh.  The Meadows competes in a large market that includes western Pennsylvania, eastern Ohio and northern West Virginia, although its primary market is the greater Pittsburgh metropolitan area.  Pennsylvania has approved 13 slot machine gaming facilities for licensure throughout the state: 6 racetrack-based casino facilities, 5 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. Of the 13 facilities approved for licensure, the following are open: 6 racetrack facilities; 4 stand-alone slot machine gaming facilities, Mt.

Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse; and 2 resort based slot machine facilities, Valley Forge Casino Resort and Nemacolin Woodlands Resort.   The 5th stand-alone slot machine license was awarded by the Pennsylvania Board on November 18, 2014, to Stadium Casino, LLC for a facility in Philadelphia. In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011, a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.  On June 3, 2013, the new owners, Endeka Entertainment, L.P. applied to the Pennsylvania Board for a gaming license. The application is currently in process and Endeka has not provided the Pennsylvania Board with all necessary information to move forward with the license application.

The closest licensed in-state racetrack-based casino is Presque Isle Downs & Casino, in Erie, Pennsylvania, which is approximately 146 miles from the Meadows.  The closest stand-alone facility is The Rivers Casino, which opened in August 2009 and is approximately 25 miles from the Meadows. The closest resort casino is Nemacolin Woodlands Resort, which is approximately 60 miles from the Meadows.  The facility opened in late June 2013 and currently has 595 slot machines and 29 table games.

Competition

The casino hotel industry is a highly fragmented and competitive industry. The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. CCR management believes that the primary competition to CCR’s casinos currently comes from other casinos that cater to the Las Vegas locals gaming market. In addition, to a lesser extent, CCR’s casinos face competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  Competition with the Meadows currently comes from racetrack-based casinos in West Virginia, Ohio, The Rivers Casino, located in Pittsburgh, Pennsylvania, and the Nemacolin Woodlands Resort, located in Farmington, Pennsylvania. The competition among companies in the gaming industry is intense and many of CCR’s competitors have significantly greater resources than CCR.

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

The Neighborhood Casino Act

Nevada’s Senate Bill No. 208 (the “Neighborhood Casino Act”), as amended, enacted laws which possibly create significant barriers to new competition in CCR’s local gaming markets by limiting future casino development in certain areas of Clark County, Nevada.  With certain specified exemptions, the Neighborhood Casino Act restricts non-restricted gaming to certain designated gaming enterprise districts, and imposes potentially burdensome requirements on applicants proposing to have new locations designated as gaming enterprise districts by the applicable county, city or town body with jurisdiction.

Pennsylvania Gaming Market

The primary established competition for the casino at the Meadows is The Rivers Casino in Pittsburgh, and two racetrack-based casinos, the Wheeling Island Racetrack and Gaming Center in Wheeling, West Virginia, and the Mountaineer Racetrack and Gaming Resort in Chester, West Virginia.  The Rivers Casino is located approximately 25 miles from the Meadows and opened in August 2009 with approximately 3,000 slot machines.  The Wheeling Island Racetrack and Gaming Center is approximately 34 miles from the Meadows and is an established racetrack and slot machine gaming center with approximately 2,400 slot machines.  The Mountaineer Casino is approximately 50 miles from the Meadows and is an established racetrack and slot machine gaming center with approximately 3,200 slot machines.  Both West Virginia facilities added table games in late 2007. The Meadows and The Rivers Casino commenced table game operations in July 2010.  Pennsylvania has approved for licensure 13 slot machine gaming facilities throughout the state, 6 racetrack-based casino facilities, 5 stand-alone slot machine gaming facilities and 2 resort-based slot machine facilities. The 5th stand-alone slot machine license was awarded by the Pennsylvania Board on November 18, 2014, to Stadium Casino, LLC for a facility in Philadelphia.  Of the 13 facilities approved for licensure, the following are open: 6 racetrack facilities; 4 stand-alone slot machine gaming facilities, Mt. Airy Casino Resort, The Rivers Casino, Sands Bethlehem and SugarHouse; and 2 resort based slot machine facilities, Valley Forge Casino Resort and Nemacolin Woodlands Resort.  Nemacolin Woodlands Resort currently has 595 slot machines and 29 table games.  In addition, the Commission issued a license to Valley View Downs in Lawrence County; however, the Pennsylvania Board has not approved a slot machine license as the Pennsylvania Board determined that Valley View Downs does not have adequate financing. In March 2010, Centaur LLC, the parent company of Valley View Downs, filed for bankruptcy. In January 2011 a bid for the Valley View Downs harness racing license was accepted by the Bankruptcy Court and the bankruptcy plan was approved.   On June 3, 2013, the new owners, Endeka Entertainment, L.P. applied to the Pennsylvania Board for a gaming license. The application is currently in process and Endeka has not provided the Pennsylvania Board with all necessary information to move forward with the license application.

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

In addition, six gaming facilities have opened or are near opening in Ohio.  The Horseshoe Casino in Cleveland opened in May 2012 and Thistledowns in the suburbs of Cleveland opened in April 2013.  Cleveland is approximately 150 miles from the Meadows.  The Hollywood Casino and Scioto Downs in the Columbus area opened in October 2012 and June 2012, respectively.  Columbus is approximately 160 miles from the Meadows.  The Hard Rock Rocksino opened in December, 2013 in Northfield Park, Ohio approximately 130 miles from the Meadows.  The Horseshoe Casino in Cincinnati opened March 2013 and is approximately 260 miles from the Meadows. The Miami Valley Gaming in the Cincinnati area also opened in December 2013. The Hollywood Casino in Toledo opened in May 2012 and is approximately 250 miles from the Meadows.   The Belterra Park Gaming and Entertainment Center opened in May 2014 in Hamilton County, Ohio approximately 240 miles from The Meadows.  Penn National relocated a racing facility from Toledo to Dayton, Ohio approximately 230 miles from the Meadows and opened a racino in August 2014.  Penn National also relocated a racing facility to just outside of Youngstown, Ohio approximately 85 miles from the Meadows and opened its racino in September 2014.

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

Creative Marketing and Promotional Programs.

CCR management believes that promotions and promotional events are one of the primary factors to success in the locals gaming market.  CCR employs a marketing strategy that utilizes innovative, frequent and high-profile promotional programs in order to attract and retain customers and establish a high level of name recognition for CCR’s casinos.  In addition to aggressive marketing through television, radio, newspaper advertising, and social media, CCR creates and sponsors promotional events and has established and promotes an exclusive players club.

Operating Efficiencies.

By operating its Nevada casinos with a similar marketing focus and target customer, CCR realizes certain operating efficiencies.  For example, the Cannery and the Eastside Cannery participate in the same players’ club, which provides casino patrons with the opportunity to earn points at both CCR locations and enables management to run larger joint promotions. CCR also benefits from joint purchasing programs for food and other supplies and available quantity discounts.  In addition, CCR realizes equipment cost savings from, among other things, identical player-tracking systems in its casinos.  These player-tracking systems provide CCR with access to a larger database of customers for purposes of cross-marketing and promotions.  Finally, the accounting, personnel and other administrative functions of CCR’s casinos are centralized to reduce costs.

Employees

As of December 31, 2014, CCR and its subsidiaries had approximately 2,920 active employees and approximately 2,138 full-time equivalent employees.  Of these employees, 568 are unionized.  CCR recognizes that its employees are critical to its success and has sought to foster a productive work culture.  Employees are offered competitive salaries and benefit packages.

Environmental Matters

The operations and properties of the Cannery and the Eastside Cannery (and its predecessor) are and will continue to be subject to a wide variety of complex and stringent environmental laws. CCR management believes that their respective operations and properties are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, CCR management believes that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on their respective future financial conditions, cash flows or results of operations.

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

REGULATORY MATTERS

CCR and its equity holders, including the Company, are subject to gaming regulation in Nevada and gaming and harness racing regulation in Pennsylvania. The ownership and operation of casino gaming facilities in Nevada are subject to the gaming laws and regulations of the State of Nevada, including the Nevada Gaming Control Act (such laws and regulations, the “Nevada Act”), and the licensing and regulatory control of the Nevada Board, the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board, the City of Las Vegas and the City of North Las Vegas (collectively, the “Nevada Gaming Authorities”). The ownership and operation of slot machine facilities in Pennsylvania are subject to the Pennsylvania Race Horse Development and Gaming Act (such laws and regulations, the “Pennsylvania Act”) and the licensing and regulatory control of the Pennsylvania Board. The ownership and operation of harness racing tracks in Pennsylvania are subject to the harness racing laws and regulations of the Commonwealth of Pennsylvania, including the Race Horse Industry Reform Act (such laws and regulations, the “RHIRA”), and the licensing and regulatory control of the Pennsylvania Commission.

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

As a licensee, WTA is obligated to fully cooperate with the Pennsylvania Board in the conduct of any inquiry or investigation and provide any supplementary information as may be requested. Currently, there are no known inquiries or investigations, except for the current license renewal investigation that is in the normal course of business.

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

Pursuant to the Pennsylvania Race Horse Development and Gaming Act of 2004, the Pennsylvania Board borrowed $36.1 million from the State of Pennsylvania General Fund, which is required to be repaid by Pennsylvania gaming operators.  However, the Pennsylvania Board will not assess the gaming operators until all 14 Pennsylvania gaming licenses are issued and gaming operations have commenced at each location.  Currently there are 12 casinos operating in Pennsylvania, and the 13th license was approved in November 2014.  It is not known when the 13th facility will become operational or the one remaining license will be issued and the resultant casino will be operational.  Furthermore, the Pennsylvania Board has yet to determine a loan repayment schedule whereby each licensee will be assessed its share of the obligation.  Accordingly, no liability has been recorded in connection with this contingent obligation.

Slot machine licenses must be renewed every three years, but are required to update the information in their applications annually.  WTA’s license was renewed by the Pennsylvania Board on August 18, 2011 and expires on August 14, 2014.  The application for renewal must be filed 60 days prior to the expiration of the license and once a completed renewal application is filed, the license remains in effect unless and until the Pennsylvania Board sends written notification to the holder that the Pennsylvania Board has denied the renewal.  WTA filed a complete license renewal in a timely manner and its license remains in effect while the license renewal investigation is being conducted.  Further, the licensee has the affirmative duty to notify the Pennsylvania Board of any changes relating to the status of the license or to any other information contained in the application materials.

In January 2010, the Act was amended to permit table games.  In order to obtain a certificate to operate table games from the Pennsylvania Board, the licensee must petition the Pennsylvania Board for approval and must prove by clear and convincing evidence that: (i) the slot machine license is in good standing; (ii) the conduct of table games will have a positive economic impact; (iii) licensee has adequate funds to commence table games operations and pay the license fee; (iv) the licensee has the necessary financial stability, integrity, and responsibility to conduct table games; (v) licensee has sufficient business ability and experience to maintain table games operation; (vi) internal and external security and proposed surveillance are adequate for table games; (vii) the slot machines in operation as of October 1, 2009 will not be reduced in order to install table games; and (viii) petitioner has executed a waiver regarding fee reimbursement.  In April 29, 2010, the Meadows was approved for, and on July 8, 2010 commenced, table games and poker operations. As of February 28, 2015, table game operations at the Meadows consisted of 61 table games and 14 poker tables.  In connection with the commencement of these operations, the Meadows was required to pay a one time non-refundable table game authorization fee of $16.5 million.  WTA was subject to a tax on daily gross table games revenue of 14% for a period of two years following commencement of table games operations at the Meadows.  The tax on daily gross table games revenue then decreased to 12%.  The tax on automated table games is 34% of daily gross table games revenue.

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

Reports to Security Holders

The Company files annual, quarterly and other current reports and information with the Commission. You may read and copy any materials filed by the Company with the Commission at its Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company’s filings are also available to the public from commercial document retrieval services and at the World Wide Web site maintained by the Commission at http://www.sec.gov.

Item 2.  Properties.

Neither the registrant nor any of its consolidated subsidiaries owns real property.

Item 3.  Legal Proceedings.

As of March 30, 2015, neither the Company nor any of its consolidated subsidiaries is a party to any pending legal proceeding, and to their knowledge, no action, suit or proceeding against it or any of its consolidated subsidiaries has been threatened by any person.

As of March 30, 2015, no director, officer, affiliate or security holder of the Company, no owner of record or beneficially of more than five percent of the Company’s Class A Membership Units, and no associate of the foregoing are a party to any material proceeding in which such person is adverse to the Company or has a material interest adverse to the Company.

As disclosed in Item 1 (Business) of this Annual Report on Form 10-K, CCR and MezzCo are involved in litigation with GLPI and GLP relating to the PA Meadows transaction.

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

No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a public trading market in any of the Company’s membership units.  In addition, the Final Order prohibits VoteCo, InvestCo and their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of the Company’s Class A Membership Units or Class B Membership Units or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission.

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

As of March 30, 2015, VoteCo was the only holder of record of the Company’s Class A Membership Units and InvestCo was the only holder of record of the Company’s Class B Membership Units.

As previously discussed, on July 14, 2014 and October 30, 2013, the Company distributed $1.1 million and $0.1, respectively, to InvestCo as a return of capital. The Company does not regularly pay, and does not expect to pay in the foreseeable future, any other dividends or other distributions with respect to its membership units.

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

The Company and its consolidated subsidiaries were formed on July 22, 2005, at the direction of affiliates of Oaktree, for the purpose of participating in various activities relating to the gaming industry.

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

Through its subsidiaries AcquisitionCo and Blocker, the Company currently owns a 31.71% interest in the aggregate Series A Units of CCR.  The Company’s current business consists primarily of its ownership of this equity interest.  CCR, through wholly owned subsidiaries, owns and operates hotels and casinos at the Cannery, and also owns and operates a racetrack and a casino at the Meadows.  A more detailed description of CCR’s operations is described in Item 1 (Business) under the caption Cannery Casino Resorts.

On October 30, 2013, AcquisitionCo distributed $1.9 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.9 million as payment of accrued interest on intercompany loans to the Company.  The Company then repaid $0.9 million in principal and interest for a related party loan and distributed $0.1 million to InvestCo as a return of capital.

Recent Developments

As described in Item 1 (Business), CCR and its wholly-owned subsidiary MezzCo entered into an agreement with GLPI and one of its subsidiaries to sell PA Meadows for approximately $465 million.  A description of the transaction, the Consulting Agreement related thereto, and the litigation in connection therewith is described in more detail in Item 1 (Business) under the caption Business Developments.

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $0.5 million as payment of accrued interest on intercompany loans to the Company.  The Company then distributed $1.1 million to InvestCo as a return of capital.

Results of Operations

Material variables and factors affecting the Company’s income before income taxes for the year ended December 31, 2014 compared to the year ended December 31, 2013 follows:

•                  CCR’s net loss decreased approximately $14.1 million for the year ended December 31, 2014, compared to the prior year, due to the operational highlights for CCR discussed below.  The decrease resulted in a $4.5 million decrease in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax (provision) benefit decreased $4.5 million for the year ended December 31, 2013, compared to the prior year.  The year-over-year change in loss before income tax (provision) benefit is also attributed to a decrease in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

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

Operational highlights for CCR for the years ended December 31, 2014 and 2013 are as follows:

Consolidated revenues (net) decreased $21.3 million for the year ended December 31, 2014, as compared to the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Casino revenues decreased $24.8 million as compared to the prior year.  Casino revenues at the Meadows decreased $18.9 million primarily due to lower table games and slot revenues.  Table game and slot revenues declined $6.4 million and $12.4 million, respectively, primarily due to: (i) adverse weather conditions during the first part of the year; (ii) lower casino volume and hold percentage for table games at the Meadows; (iii) the opening of the Nemacolin Woodlands Resort in late June 2013 and; (iv) a decline in patron visits to the Meadows by middle and lower tiered customers as compared to the prior year.

Casino revenues at the Cannery declined $0.9 million for the year ended December 31, 2014 as compared to the prior year. The decline in casino revenue was primarily due to lower slot revenue of $1.4 million driven by lower spending at the Cannery. The decline in slot revenue at the Cannery was partially offset by an increase in table game revenue of $0.6 million in 2014. The increase in table game revenue was primarily due to increased volume and higher table game hold percentage as compared to the prior year.

Casino revenues at the Eastside Cannery declined $5.1 million for the year ended December 31, 2014 as compared to the prior year primarily due to lower slot revenue. The decline in slot revenue was driven by fewer visits and lower spend.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $1.3 million for the year ended December 31, 2014 as compared to prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of one off track betting parlor in the prior year.

•                  Food and Beverage Revenue

Food and beverage revenue increased $0.7 million for the year ended December 31, 2014 as compared to the prior year primarily at the Meadows and the Cannery. The increase in food and beverage revenues at the Meadows was primarily due to capital improvements made to several food and beverage outlets. The increase in food and beverage revenue at the Cannery was primarily due to menu changes and increased prices as compared to the prior year.

•                  Commission Revenue

Commission revenue increased $0.6 million for the year ended December 31, 2014 as compared to the prior year. During 2014, CCR entered into a new ATM processing service agreement with an unrelated vendor. The new agreement assigned CCR a greater share of the ATM transaction fees as compared to the prior year.

•                  Other revenues

Other revenues increased $3.2 million for the year ended December 31, 2014 as compared to the prior year. The increase in other revenues was due to the following:

On May 13, 2014, CCR and its wholly-owned subsidiary, MezzCo, entered into an MIPA with GLPI and one of its subsidiaries to sell PA Meadows for approximately $465 million. In connection with entering into the MIPA, CCR simultaneously entered into a Consulting Agreement with the Buyers whereby CCR agreed to provide general advisory services to the Buyers relating to the transaction contemplated under the MIPA. Upon executing the Consulting Agreement, CCR received a non-refundable consulting fee of $10 million which was reported as other income for year ended December 31, 2014. As disclosed in Item 1 (Business) of this Annual Report on Form 10-K, CCR and MezzCo are involved in litigation with Buyers relating to the PA Meadows transaction. The increase in other revenues driven by the consulting fee received was partially offset by a litigation settlement of $6.0 million in the prior year related to the termination of a consulting fee agreement between CCR and the Jackson Rancheria of Mewuk Indians of California (“Tribe”) on May 31, 2013. The termination fee was reported as other revenues for the year ended December 31, 2013.

At the Meadows, other revenues decreased $1.9 million for the year ended December 31, 2014 as compared to the prior year, primarily due to two non-recurring prior-year transactions stemming from: (i) a $0.6 million non-refundable fee received in the prior year at the Meadows. In 2013, the Meadows entered into an agreement with an unrelated limited liability company to lease approximately 174 acres of land for an oil and gas drilling project. There was no exploration for oil and gas in 2014 and 2013 with respect to this agreement; and (ii) a property tax settlement at the Meadows with certain governmental agencies on September 3, 2013. The settlement resulted in a cash payment of approximately $0.9 million and $2.2 million in property tax credits to be applied over the next 5 fiscal years. Both the non-refundable fee and property tax settlement were reported as other revenue for the year ended December 31, 2013. The decrease in other revenues at the Meadows was partially offset by sale in 2014 of 15 acres of land to two unrelated third parties for the development of a retail center and restaurant. The sale of land resulted in a gain of $1.8 million. The gain on sale of land was reported as other revenues for the year ended December 31, 3014.

At the Cannery, other revenue increased $0.9 million primarily due to increased theater lease fees received from a unrelated third party due to capital improvements to the theater that were completed in January 2014.

Income from operations increased $6.0 million for the year ended December 31, 2014 as compared to the prior year. The increase in income from operations was primarily driven by decreases in expenses (as described below), which were partially offset by the decrease in consolidated revenues (as previously discussed).

•                  Casino expenses

Casino expenses declined $7.3 million for the year ended December 31, 2014 as compared to the prior year primarily due to: (i) a $6.7 million decrease at the Meadows due to lower gaming taxes of $7.5 million which were partially offset by increased promotional allowances of $1.1 million; (ii) a $1.1 million decrease at the Eastside Cannery due to lower wages and casino taxes of $0.7 million and $0.3 million, respectively; and (iii) a $0.5 million increase at the Cannery due to higher slot participation fees and promotional expenses.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $1.0 million for the year ended December 31, 2014 as compared to the prior year primarily due to the closure of one off track betting parlor in the prior year (as previously discussed).

•                  Management fees

Management fees decreased $2.6 million for the year ended December 31, 2014 as compared to the prior year primarily due to the termination of the consulting agreement with the Tribe (as previously discussed).

•                  Market research and project promotion

Market research and project promotion decreased $1.2 million for the year ended December 31, 2014 as compared to the prior year primarily due to lower corporate development costs.

•                  Impairment Charge

Impairment charges decreased $6.2 million for the year ended December 31, 2014 as compared to the prior year. During the fourth quarter of 2013, as part of CCR’s annual impairment evaluation, an undiscounted cash flow analysis was prepared for the Eastside Cannery which indicated that the carrying value of the lease right was not recoverable.  The lease rights at the Eastside Cannery were fully written down and an impairment charge of $6.2 million was recorded as part of operating expenses for the year ended December 31, 2013. There were no impairment charges for the year ended December 31, 2014.

•                  Other selling, general and administrative (“SG&A”)

SG&A expenses declined $2.0 million for the year ended December 31, 2014 as compared to the prior year. The decrease in SG&A expenses was due to the following:

Corporate SG&A expenses decreased approximately $1.2 million primarily due lower decreased payroll costs.

At the Eastside Cannery, SG&A expenses decreased $1.4 million for the year ended December 31, 2014 as compared to the prior year primarily due to: (i) lower promotional expenses of $0.5 million; (ii) reduced salary and wage costs of $0.5 million; (iii) reduced advertising costs of $0.3 million and; (iv) lower special events costs of $0.4 million. The declines in SG&A expenses at the Eastside were partially offset by an increase in contract entertainment costs of $0.3 million as compared to the prior year.

At the Meadows SG&A expenses increased $0.3 million for the year ended December 31, 2014 as compared to the prior year primarily due to increased legal fees of $1.1 million related to the litigation with GLPI (as previously discussed) and by increased advertising and equipment rental expenses of $0.3 million, collectively. The increase in SG&A expenses at the Meadows was partially offset by: (i) lower promotional expenses of $0.5 million; and (ii) reduced property taxes of $0.7 million as compared to the prior year.

•                  Depreciation and Amortization

Depreciation and amortization expense at the Eastside Cannery and the Meadows declined $7.3 million for the year ended December 31, 2014 as compared to the prior year.

Net loss decreased $14.1 million for the year ended December 31, 2014 as compared to the prior year. The decrease in net loss was primarily driven by: (i) a decrease in operating expenses (as previously discussed) (ii) a decrease in interest expense of $1.3 million related to lower outstanding debt as compared to the corresponding period in the prior year; and (iii) a decrease in income tax expense of $6.7 million as compared to the corresponding period in the prior year.

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

The Company has made from time to time equity contributions to CCR in connection with CCR maintaining compliance with its debt covenants, including approximately $10.8 million in 2009, and approximately $46.6 million in 2010, in connection with AcquisitionCo’s purchase of the Series C Preferred Units of CCR (“Series C Units”).  The Company has no current investment or other financing plans, and the Company’s recurring prospective need for liquidity and capital resources is principally associated with being a reporting company.  To the extent the Company needs additional liquidity and capital resources to satisfy those needs, the Company’s members are the expected source of funding.

Off Balance Sheet Arrangements

Credit Agreements

On October 2, 2012, CCR entered into two syndicated credit facilities totaling $590 million: a $425 million first lien facility consisting of; (i) $385 million term loan borrowed at the closing date; (ii) $40 million revolving loan unfunded at the closing date, but available until the fifth anniversary of the closing date and; (iii) $165 million second lien term loan facility (collectively, the “2012 Credit Agreements”) (see Overview above).  Portions of the proceeds were used to retire $443.5 million of outstanding debt and $86.9 of the proceeds was distributed to certain owners of the Series C Units. The remaining value of the Series C Units was contributed to CCR, and there are no remaining Series C shares outstanding.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Internal Control over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon that evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, nor was management’s report subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

We have made no changes in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 30, 2015, the managers of the Company and of CCR are as follows:

Name	Age	Position
Stephen A. Kaplan	56	Manager of the Company & CCR
Ronald N. Beck	59	Manager of the Company & CCR
William Paulos	67	Manager of CCR
William Wortman	68	Manager of CCR

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

The following table sets forth, as of March 30, 2015, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Title of Class of Securities	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Class A Units	OCM VoteCo, LLC	.100 Units	(3)	100	%(3)
Class A Units	Stephen Kaplan(4)	.100 Units	(5)	100	%(5)
Class A Units	Ronald Beck(4)	.100 Units	(5)	100	%(5)
Class A Units	John Frank	.100 Units	(5)	100	%(5)
Class A Units	Bruce Karsh	.100 Units	(5)	100	%(5)
Class A Units	David Kirchheimer	.100 Units	(5)	100	%(5)
Class A Units	Howard Marks	.100 Units	(5)	100	%(5)
Class A Units	Sheldon Stone	.100 Units	(5)	100	%(5)

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

The following table sets forth, as of March 30, 2015, information regarding the beneficial ownership by all Managers of the Company, named individually and as a group, of any class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries.

Title of Class of Securities	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
VoteCo Units	Stephen Kaplan(2)	12.5 Units	(3)	14.286	%(3)
Company Class A Units		.100 Units	(4)	100	%(4)
Blocker Class A Units		126,896.317 Units	(5)	100	%(5)
AcquisitionCo Class A Units		1,000 Class A Units	(6)	100	%(6)
VoteCo Units	Ronald Beck(2)	12.5 Units	(7)	14.286	%(7)
Company Class A Units		.100 Units	(4)	100	%(4)
Blocker Class A Units		126,896.317 Units	(5)	100	%(5)
AcquisitionCo Class A Units		1,000 Class A Units	(6)	100	%(6)
VoteCo Units	Executive Officers of the Company as a Group	25 Units	(8)	28.572	%(8)
Company Class A Units		.100 Units	(4)	100	%(4)
Blocker Class A Units		126,896.317 Units	(5)	100	%(5)
AcquisitionCo Class A Units		1,000 Class A Units	(6)	100	%(6)

(1)                                 Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(2)                                 Messrs. Kaplan and Beck are the managers of VoteCo, the Company, Blocker and AcquisitionCo.  Blocker is a direct subsidiary of the Company and owns nothing other than its interest in AcquisitionCo.

(3)                                 Mr. Kaplan is the listed owner of the securities.

(4)                                 VoteCo is the listed owner of all .100 Company Class A Membership Units.  Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all .100 Company Class A Membership Units directly held by VoteCo.

(5)                                 The Company is the listed owner of all 126,896.317 Blocker Class A Units. Each of Messrs. Kaplan and Beck may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 126,896.317 Blocker Class A Units directly held by the Company.

(6)                                Blocker is the listed owner of all 1,000 AcquisitionCo Class A Membership Units. Messrs. Kaplan and Beck each may be deemed to be a member of a “group” holding all 87.5 VoteCo Units and, as a result, each of Messrs. Kaplan and Beck may be deemed to be a beneficial owner of all 1,000 AcquisitionCo Class A Membership Units directly held by Blocker.

(7)                                 Mr. Beck is the listed owner of the securities.

(8)                                 Messrs. Kaplan and Beck are each a listed owner of 50% of these securities.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees:

For 2014 and 2013, we incurred annual audit and quarterly financial statement review fees totaling approximately $90,000 and $102,500, respectively, to Piercy Bowler Taylor & Kern, our independent registered public accounting firm.

Audit-Related Fees:

We did not incur audit-related fees to Piercy Bowler Taylor & Kern, our independent registered public accounting firm in 2014 and 2013.

Tax Fees:

For 2014 and 2013, we incurred no tax preparation fees to Piercy Bowler Taylor & Kern, Certified Public Accountants.

All Other Fees:

For 2014 and 2013, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

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
2.1

First Amendment and Restatement of Contribution and Unit Purchase Agreement, dated as of December 23, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on June 9, 2006)

3.1	Amended and Restated Certificate of Formation, dated as of December 1, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed with the SEC on June 9, 2006)

3.2	Limited Liability Company Agreement, dated as of September 23, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed with the SEC on June 9, 2006)

3.3	First Amendment to Limited Liability Company Agreement, dated as of December 1, 2005 (filed concurrently herewith)

10.1	Cannery Management Agreement, dated May 2002 (incorporated by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment No. 1 to Form 10-SB, filed with the SEC on September 8, 2006)

10.2

Lease Agreement, dated July 15, 2006, between Millennium Gaming, Inc. and Cannery Casino Resorts, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on September 27, 2006)

10.3	Racing Services Agreement, dated July 26, 2006 (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10-SB, filed with the SEC on July 26, 2006)

10.4	Form of Ground Lease between Nevada Palace, LLC and NP Land, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10-SB, filed with the SEC on July 26, 2006)

10.5

Form of Omnibus Management Agreement between Cannery Casino Resorts, LLC, and Millennium Management Group II, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10-SB, filed with the SEC on July 26, 2006)

10.6

Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC, dated March 3, 2010 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2010)

10.7

First Lien Credit Agreement by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, swing line lender and letter of credit issuer, Bank of America, N.A., Goldman Sachs Bank USA and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc., as co-documentation agents and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers, dated October 2, 2012. (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2012)

EXHIBIT NUMBER	INDEX OF EXHIBITS
10.8

Second Lien Credit Agreement by and among Cannery Casino Resorts, LLC, Washington Trotting Association, Inc., Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Bank of America, N.A., Goldman Sachs Bank USA and Wells Fargo Gaming Capital, LLC, as co-syndication agents, Credit Suisse AG, Cayman Islands Branch and Macquarie Capital (USA) Inc. , as co-documentation agents and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, GS, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and MC, as Joint Lead Arrangers and Book Running Managers, dated October 2, 2012. (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2012)

10.9

Waiver and Amendment to Third Amended and Restated Operating Agreement of Cannery Casino Resorts, LLC by and among Crown CCR Group Investments One, LLC, Crown CCR Group Investments Two, LLC, Millennium Gaming, Inc. and OCM AcquisitionCo, LLC, dated October 2, 2012. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2012)

10.10

Membership Interest Purchase Agreement, dated as of May 13, 2014, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., Cannery Casino Resorts, LLC, PA MezzCo, LLC, and PA Meadows, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2014)

21.1	Subsidiaries of OCM HoldCo, LLC (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014)

31.1	Section 302 Certification of Principal Executive Officer (filed concurrently herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed concurrently herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed concurrently herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (filed concurrently herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	OCM HoldCo, LLC

March 30, 2015	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

March 30, 2015	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen A. Kaplan
Stephen A. Kaplan	Manager (principal executive officer)	March 30, 2015

/s/ Ronald N. Beck	Manager (principal financial and chief accounting officer)	March 30, 2015
Ronald N. Beck

OCM HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2014

and December 31, 2013

and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Managers of
OCM HoldCo, LLC

We have audited the accompanying consolidated balance sheets of OCM HoldCo, LLC and its subsidiaries (collectively the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and its consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 30, 2015

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets
Cash	$8,083,625	$9,363,650
Deferred tax asset, current	—	229,972
	8,083,625	9,593,622

Other assets
Investment in Cannery Casino Resorts, LLC	79,694,060	82,762,314
Gaming and related licenses	805,698	805,698
Net deferred tax assets, net of valuation allowance of $12,011,132 and $2,793,392 as of December 31, 2014 and 2013, respectively	28,043	7,563,796
	$88,611,426	$100,725,430

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $217,394 and $167,394 to related parties as of December 31, 2014 and 2013, respectively	$236,375	$179,745
Net deferred tax liabilities, current, net of valuation allowance of $339,276 and $0 as of December 31, 2014 and 2013, respectively	28,043	—
	264,418	179,745

Members’ equity	88,347,008	100,545,685
	$88,611,426	$100,725,430

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2014 and 2013

	2014	2013

Income (loss)
Interest income	$8,031	$10,116
Equity in loss of unconsolidated investees	(2,972,256)	(7,434,403)
	(2,964,225)	(7,424,287)

Costs and expenses
Professional fees	239,470	240,673
Administrative fees and other expenses	54,016	53,991
Interest expense, related parties	—	37,937
	293,486	332,601

Loss before income tax (provision) benefit	(3,257,711)	(7,756,888)

Income tax (provision) benefit	(7,827,367)	406,944

Net loss	(11,085,078)	(7,349,944)
Equity in other comprehensive (loss) income of unconsolidated investee, net of tax, unrealized (loss) gain on interest rate swap and investments	(62,399)	80,558
Comprehensive loss	$(11,147,477)	$(7,269,386)

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity

For the Years Ended December 31, 2014 and 2013

	Total members’ equity	Accumulated other comprehensive income (loss)	Invested capital and accumulated earnings

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(11,085,078)	—	(11,085,078)
Distribution to members	(1,051,200)	—	(1,051,200)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(62,399)	(62,399)	—

Balances, end of period	$88,347,008	$(187,615)	$88,534,623

2013
Balances, beginning of period	$107,929,154	$(205,774)	$108,134,928
Net loss	(7,349,944)	—	(7,349,944)
Distribution to members	(114,083)	—	(114,083)
Equity in other comprehensive income of unconsolidated investee, net of tax, unrealized gain on interest rate swap, and investments	80,558	80,558	—

Balances, end of period	$100,545,685	$(125,216)	$100,670,901

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013

Operating activities
Net loss	$(11,085,078)	$(7,349,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	2,972,256	7,434,403
Deferred income taxes	7,827,367	(403,014)
Increase (decrease) in accounts payable and accrued expenses	56,630	(88,618)
Decrease in taxes payable	—	(3,931)
Net cash used in operating activities	(228,825)	(411,104)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Payments of notes payable to related parties	—	(750,000)
Distribution to members	(1,051,200)	(114,083)
Net cash used in financing activities	(1,051,200)	(864,083)

Net decrease in cash	(1,280,025)	(1,275,187)
Cash, beginning of year	9,363,650	10,638,837

Cash, end of year	$8,083,625	$9,363,650

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive (loss) income of unconsolidated investees	$(62,399)	$80,558

See notes to consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - Organization:

Business Activities

OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, and its consolidated subsidiaries (collectively, the “Company”) were formed on July 22, 2005, at the direction of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. (the “Oaktree Funds”) Oaktree Funds, each of which is a Delaware limited partnership and an affiliate of Oaktree, for the purpose of participating in various activities relating to the gaming industry.

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

OCM, through its subsidiary, OCM AcquisitionCo, LLC, a Delaware limited liability company (“AcquisitionCo”), owns 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC (“CCR”), which represent a 31.71% interest in the aggregate Series A Units of CCR.  The Company owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (the “Cannery”), located in North Las Vegas, Nevada and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas.  In addition, CCR, through a wholly owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns The Meadows Racetrack and Casino (the “Meadows”), an operating harness racetrack and casino located in North Strabane Township, Washington County, Pennsylvania.

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

In December 2013, the Company’s subsidiaries, OCM Land Co, LLC (“LandCo”) and OCM AcquisitionCo II, LLC were dissolved.

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, a Delaware limited liability company entered into a Membership Interest Purchase Agreement with Gaming and Leisure Properties, Inc. and one of its subsidiaries to sell PA Meadows for approximately $465 million (see Note 3).

On July 14, 2014, AcquisitionCo distributed $0.5 million as a return of capital to Blocker.  Blocker in turn paid OCM a total of $0.5 million as payment of accrued interest on intercompany loans to OCM.  OCM then distributed $1.1 million to InvestCo as a return of capital.

Concentrations and economic uncertainties

The Company expects to be economically dependent upon relatively few investments in the gaming industry.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending.  Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

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

Basis of accounting and presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2014 and 2013, include the accounts of the OCM and its subsidiaries OCM Blocker, LLC (“Blocker”), and AcquisitionCo.  All significant inter-company accounts and transactions have been eliminated.

The investment in CCR (see Note 3) is accounted for using the equity method of accounting.  Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles.

Statement of cash flows and cash concentration

At the request and for the convenience of the Company, certain disbursements of OCM and its consolidated subsidiaries for operating expenses are made by InvestCo and/or its beneficial owners directly to vendors and investees, and distributions from the Company’s investees are received directly by InvestCo.  Accordingly, these activities are treated as constructive cash inflows and outflows in the statements of cash flow.

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of OCM and its consolidated subsidiaries and certain beneficial owners, including payments to regulatory agencies, have been capitalized. These fees and costs have been treated as indefinite life intangible assets, based on expectations that such licenses would be granted and enable the Company to own interests in gaming enterprises, and benefit from future periods of profitable operations of its investees and resultant expected increases in the value of its investments.  License renewal fees are not significant and are expensed as incurred.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  As of December 31, 2014, based on our evaluation, there has been no impairment to these assets.

Income taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

NOTE 3 - Unconsolidated Investees:

For the year ended December 31, 2014, the Company’s equity in loss of CCR totaled $2,972,256.  For the year ended December 31, 2013, the Company’s equity in the loss of CCR totaled $7,434,403.

The following tables present condensed financial information of CCR as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance Sheet
Current assets	$65,816	$66,779
Investments in securities	327	383
Property and equipment, net	631,390	656,580
Other	116,382	119,335
	$813,915	$843,077

Current liabilities	$35,277	$35,348
Long-term liabilities	542,478	561,893
Members’ equity	236,160	245,836
	$813,915	$843,077

Income Statement
Revenue	$422,089	$443,354

Net loss	$(9,373)	$(23,445)

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, (“MezzCo” and collectively with CCR, the “Sellers”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gaming and Leisure Properties, Inc. (“GLPI”) and GLP Capital, L.P., a subsidiary of GLPI, (“GLP,” and together with GLPI, the “Buyers”) to sell PA Meadows for approximately $465 million.  To close, the transaction requires approval from the Pennsylvania Gaming Control Board (the “Pennsylvania Board”) and the Pennsylvania Racing Commission (the “Pennsylvania Commission”) and, subject to a favorable outcome to Sellers in the litigation discussed in the next paragraph, is expected to close in 2015.  In connection with entering into the MIPA, Sellers simultaneously also entered into a consulting agreement with the Buyers (“Consulting Agreement”) whereby Sellers have agreed to provide general advisory services to the Buyers relating to the transaction contemplated under the MIPA.  The Consulting Agreement terminates upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the Buyers and Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, Sellers received a non-refundable consulting fee of $10 million, and if extended, would earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement, assuming the delivery of certain representations and subject to a favorable outcome to Sellers in the litigation discussed in the next paragraph.

On October 27, 2014, GLPI filed a lawsuit in the United States District Court for the Southern District of New York against CCR.  The lawsuit was voluntarily dismissed by GLPI for jurisdictional reasons on December 29, 2014.  On January 7, 2015, GLPI and GLP filed a lawsuit against Sellers in the Supreme Court of the State of New York County of New York.  Buyers allege breach of contract and other misconduct on the part of CCR with respect to the MIPA and Consulting Agreement.  Buyers seek declaratory relief regarding the breach of contract claims, unspecified damages and a declaration that a material adverse effect has occurred that would excuse GLPI from closing the transaction to purchase PA Meadows.

CCR’s management believes the lawsuit is without merit and intends to defend the suit vigorously to ensure that GLPI complies with its contractual obligations under both agreements, but the ultimate outcome of this litigation cannot be predicted at this time.

NOTE 4 - Income Taxes:

Prior to the election by Blocker to be taxable as a corporation, effective January 1, 2006, neither the parent nor its subsidiaries were tax-paying entities for federal or state income tax purposes.  Blocker owns 100% of the other subsidiaries included in this consolidation.  Accordingly, equity in the flow-through earnings of CCR is taxed to Blocker.  Blocker also incurred interest expense ($2.7 million for 2014 and $2.7 million for 2013) on inter-company indebtedness ($50 million at both December 31, 2014 and 2013) that is deductible for tax purposes (a permanent difference) but is eliminated, along with the related debt, in this consolidation. The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

Income tax provision (benefit) of $7.8 million and $(0.4) million for the years ended December 31, 2014 and 2013, respectively, are comprised entirely of deferred tax provision (benefit) and changes to the deferred tax asset valuation allowance. The following table presents a reconciliation of the income tax provision (benefit) that was determined by applying the statutory U.S. federal income tax rate to loss before income taxes for the years ended December 31, 2014 and 2013:

	2014		2013
	Amount (in thousands)	Percentage	Amount (in thousands)	Percentage
Statutory federal rate	$(1,140)	35%	$(2,715)	35%
General business tax credits	(109)	3%	(88)	1%
Miscellaneous CCR attributes	195	(6)%	281	(4)%
Intercompany interest expense	(945)	29%	(931)	12%
Attributes passed through to members	103	(3)%	116	(1)%
CCR income not taxable to Company	289	(9)%	71	(1)%
Return to provision reconciliation	(123)	4%	66	(1)%
Valuation allowance	9,557	(293)%	2,793	(36)%
Tax at effective rate	$7,827	(240)%	$(407)	5%

At December 31, 2014, Blocker had approximately $76.4 million and $1.9 million in federal net operating loss and general business tax credit carryforwards, which expire beginning in 2026.  As of December 31, 2014 and 2013, the Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management considered the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investment in CCR for the years ended December 31, 2014 and 2013:

	2014 (in thousands)	2013 (in thousands)
Basis adjustment (Section 754 elections)	$(11,869)	$(10,711)
Other CCR attributes	(1,917)	(2,330)
Other comprehensive income	101	68
General business tax credits	1,933	1,860
Charitable contributions	60	—
Distributions from unconsolidated investee	(2,680)	(2,680)
Net operating loss carryforwards	26,722	24,380
	12,350	10,587
Valuation allowance	(12,350)	(2,793)
Deferred tax asset, net of valuation allowance	—	7,794

Deferred tax (liability) asset, current	(28)	230

Deferred tax asset, non-current	$28	$7,564

The other CCR attributes shown above consist primarily of depreciation and amortization.

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2011 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken. The Company is generally subject to audit for tax years 2011 and forward.

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

As disclosed in Note 3 Unconsolidated Investees, CCR is involved in litigation with GLPI relating to the PA Meadows transaction.

NOTE 7—Distribution to members

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