Form 10-Q
period 2015-03-31
OCM HoldCo, LLC
filed 2015-05-14
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

OCM HOLDCO, LLC

Index

Form 10-Q

Forward Looking Statements.

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the notes to the financial statements of OCM HoldCo, LLC and its subsidiaries set forth in the section entitled “Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this Form 10-Q. You should also carefully review the risk factors described in the previously filed Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”).

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$8,073,792	$8,083,625

Other assets
Investment in Cannery Casino Resorts, LLC	78,877,150	79,694,060
Gaming and related licenses	805,698	805,698
Net deferred tax assets, net of valuation allowance of $12,451,350 and $12,011,132 as of March 31, 2015 and December 31, 2014, respectively	59,276	28,043
	$87,815,916	$88,611,426

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $229,894 and $217,394 to related parties as of March 31, 2015 and December 31, 2014, respectively	$312,139	$236,375
Net deferred tax liabilities, current, net of valuation allowance of $362,792 and $339,276 as of March 31, 2015 and December 31, 2014, respectively	59,276	28,043
	371,415	264,418

Members’ equity	87,444,501	88,347,008
	$87,815,916	$88,611,426

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	2015	2014

Income (loss)
Interest income	$93	$2,304
Equity in loss of unconsolidated investees	(813,315)	(918,018)
	(813,222)	(915,714)

Costs and expenses
Professional fees	68,829	72,911
Administrative fees and other expenses	16,861	13,321
	85,690	86,232

Loss before income tax provision	(898,912)	(1,001,946)

Income tax provision	(1,258)	(7,811,020)

Net loss	(900,170)	(8,812,966)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap and investments	(2,337)	(32,411)
Comprehensive loss	$(902,507)	$(8,845,377)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings

2015
Balances, beginning of period	$88,347,008	$(187,615)	$88,534,623
Net loss	(900,170)	—	(900,170)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap	(2,337)	(2,337)	—

Balances, end of period	$87,444,501	$(189,952)	$87,634,453

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(8,812,966)	—	(8,812,966)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(32,411)	(32,411)	—

Balances, end of period	$91,700,308	$(157,627)	$91,857,935

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	2015	2014

Operating activities
Net loss	$(900,170)	$(8,812,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	813,315	918,018
Deferred income taxes	1,258	7,811,020
Increase in accounts payable and accrued expenses	75,764	63,996
Net cash used in operating activities	(9,833)	(19,932)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Net cash used in financing activities	—	—

Net decrease in cash	(9,833)	(19,932)
Cash, beginning of period	8,083,625	9,363,650

Cash, end of period	$8,073,792	$9,343,718

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive loss of unconsolidated investee	$(2,337)	$(32,411)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of March 31, 2015 and December 31, 2014, and for the three month periods ended March 31, 2015 and 2014, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

All of OCM’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of OCM’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  The rights of the Class A Units and Class B Units are substantially identical with the exception that the Class B Units are not entitled to any management or voting rights with respect to OCM, except as provided by applicable law.  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred, convertible, or redeemable features.  In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania.  VoteCo is responsible for the operations of OCM, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in OCM, less than 0.00015%, and its total equity contributions are limited to $100.

OCM, through its subsidiary, OCM AcquisitionCo, LLC, a Delaware limited liability company (“AcquisitionCo”), owns 92,690 Series A1 Preferred Units (together with the Series A2 Preferred Units, the “Series A Units”) of Cannery Casino Resorts, LLC (“CCR”), which represent a 31.71% interest in the aggregate Series A Units of CCR.  OCM owns more than 99.99% of the capital interest in OCM Blocker, LLC, a Delaware limited liability company (“Blocker”), and Blocker owns all of the issued and outstanding units of AcquisitionCo.  The Company’s current business consists primarily of its ownership of these equity interests in CCR. CCR, through wholly-owned subsidiaries, owns and operates the Cannery Hotel and Casino (the “Cannery”), located in North Las Vegas, Nevada, and the Eastside Cannery Casino and Hotel (the “Eastside Cannery”), located in southeast Las Vegas.  In addition, CCR, through a wholly owned subsidiary, PA Meadows, LLC, a Delaware limited liability company (“PA Meadows”), owns The Meadows Racetrack and Casino (the “Meadows”), an operating harness racetrack and casino located in North Strabane Township, Washington County, Pennsylvania.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in OCM’s Annual Report on Form 10-K filed with the Commission on March 30, 2015, from which the balance sheet information as of December 31, 2014 was derived.

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and Subsidiaries is as follows:

	Three months ended
	March 31,
	2015	2014

Revenues	$102,373,349	$101,426,977

Income from operations	$7,052,459	$4,345,398

Net loss	$(2,564,852)	$(2,895,040)

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, (“MezzCo” and collectively with CCR, the “CCR Sellers”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gaming and Leisure Properties, Inc. (“GLPI”) and GLP Capital, L.P., a subsidiary of GLPI (“GLP,” and together with GLPI, the “GLPI Buyers”), to sell PA Meadows for approximately $465 million.  To close, the transaction requires approval from the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission and, subject to a favorable outcome to the CCR Sellers in the litigation discussed in the next paragraph, is expected to close in 2015.  In connection with entering into the MIPA, the CCR Sellers simultaneously also entered into a consulting agreement with the GLPI Buyers (“Consulting Agreement”) whereby the CCR Sellers have agreed to provide general advisory services to the GLPI Buyers relating to the transaction contemplated under the MIPA.  The Consulting Agreement terminates upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the GLPI Buyers and CCR Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, the CCR Sellers received a non-refundable consulting fee of $10 million, and if extended, would earn a $5 million extension fee at each of the 13-month and 25-month anniversaries of executing the Consulting Agreement, assuming the delivery of certain representations and subject to a favorable outcome to the CCR Sellers in the litigation discussed in the next paragraph.

On October 27, 2014, GLPI filed a lawsuit in the United States District Court for the Southern District of New York against CCR.  The lawsuit was voluntarily dismissed by GLPI for jurisdictional reasons on December 29, 2014.  On January 7, 2015, the GLPI Buyers filed a lawsuit against the CCR Sellers in the Supreme Court of the State of New York County of New York.  The GLPI Buyers allege breach of contract and other misconduct on the part of CCR with respect to the MIPA and Consulting Agreement.  The GLPI Buyers seek declaratory relief regarding the breach of contract claims, unspecified damages and a declaration that a material adverse effect has occurred that would excuse the GLPI Buyers from closing the transaction to purchase PA Meadows.

CCR’s management believes the lawsuit is without merit and intends to defend the suit vigorously to ensure that the GLPI Buyers comply with their contractual obligations under both agreements, but the ultimate outcome of this litigation cannot be predicted at this time.

NOTE 3—Income taxes

OCM is a limited liability company and, accordingly, is treated as a partnership for federal income tax purposes with the tax effect of its activities recognized in the income tax returns of its members.

OCM owns over 99.99% of the equity interest in Blocker, which has elected to be taxed as a corporation and which, in turn, owns 100% of AcquisitionCo.  AcquisitionCo owns the investment in CCR, a Nevada limited liability company that is treated as a partnership for federal income tax purposes.  Accordingly, equity in the earnings of CCR are generally taxable to Blocker along with other tax attributes (permanent differences) and business tax credits. The principal exception to this generalization is earnings from the corporate, taxpaying subsidiaries of CCR that own and operate the Meadows.

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2011 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.  In March 2015, the IRS opened an examination of the 2012 tax year of Blocker.  The resolution of this examination is not expected to be material to the Company’s consolidated financial statements.

NOTE 4—Contingencies

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

NOTE 6—Subsequent Event

On April 14, 2015, AcquisitionCo distributed $1.1 million as a return of capital to Blocker.  Blocker in turn paid OCM a total of $1.1 million as payment of accrued interest on intercompany loans owed to OCM.  OCM then distributed $1.1 million to InvestCo as a return of capital.

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

Background

Overview

OCM was formed on July 22, 2005, at the direction of affiliates of Oaktree Capital Management, L.P., a Delaware limited partnership (“Oaktree”), for the purpose of participating in various activities relating to the gaming industry.

All of OCM’s issued and outstanding Class A Units are held by VoteCo, and all of the Company’s issued and outstanding non-voting Class B Units are held by InvestCo.  VoteCo and InvestCo are affiliates of Oaktree.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimus economic interest in OCM of less than 0.00015%, and its total equity contributions are limited to $100.

Through its subsidiaries AcquisitionCo and Blocker, OCM currently owns a 31.71% interest in the aggregate Series A Units of CCR.  The Company’s current business consists primarily of its ownership of this equity interest.  CCR, through wholly owned subsidiaries, owns and operates the Cannery, located in North Las Vegas, Nevada, and the Eastside Cannery, located in Las Vegas, Nevada.  Through its wholly owned subsidiary, PA Meadows, CCR also owns and operates a racetrack and a casino at The Meadows, located in North Strabane Township, Washington County, Pennsylvania.

Business Developments

As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, the CCR Sellers are involved in litigation with the GLPI Buyers relating to the PA Meadows transaction.

On April 14, 2015, AcquisitionCo distributed $1.1 million as a return of capital to Blocker.  Blocker in turn paid the Company a total of $1.1 million as payment of accrued interest on intercompany loans owed to OCM.  OCM then distributed $1.1 million to InvestCo as a return of capital.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s loss before income tax provision for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, are as follows:

•                  CCR’s net loss decreased approximately $0.3 million for the three months ended March 31, 2015, compared to the comparable period in the prior year, due to the operational highlights for CCR discussed below.  The decrease resulted in a $0.1 million decrease in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax provision decreased $0.1 million for the three months ended March 31, 2015, compared to the comparable period in the prior year.  The year-over-year change in loss before income tax provision is also attributed to a decrease in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through Blocker, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.

During 2015 and 2014, the Company’s operations are related to its investments in CCR.  The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three months ended March 31, 2015 and 2014 are as follows:

Consolidated revenues (net) increased $0.9 million for the three months ended March 31, 2015, as compared to the comparable period in the prior year. The gains in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Total casino revenue at the Meadows was relatively flat as compared to the comparable period in the prior year. Slot revenues declined $1.9 million which were offset by an increase in table games revenue of $1.8 million. The decrease in slot revenues was primarily due to continuing regional competition, fewer visits, and to a lesser extent adverse weather conditions in February 2015.  The increase in table games revenue was primarily due to increased volume and a higher table games hold percentage as compared to the comparable period in the prior year.

Casino revenues at the Cannery and the Eastside Cannery increased $0.7 million and $0.2 million, respectively, for the three months ended March 31, 2015 as compared to the comparable period in the prior year. The increase in casino revenue was primarily due to higher table games and slot revenue as compared to the comparable period in the prior year. Table games revenue increased $0.3 million at the Cannery primarily due to increased volume and higher hold percentage as compared to the comparable period in the prior year. Slot revenues at the Cannery and the Eastside Cannery increased $0.4 million and $0.2 million, respectively, primarily due to an increase in spend per visit.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $1.0 million for the year three months ended March 31, 2015 as compared to the comparable period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of a one off-track betting parlor in November 2014.

•                  Food and Beverage Revenue

Food and beverage revenue increased $0.3 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year. The increase in food and beverage revenues was primarily due to capital improvements to several food and beverage outlets made at the Meadows which were completed in the second quarter 2014, menu pricing, and, to a lesser extent, more aggressive marketing programs instituted in the fourth quarter in the prior year.

•                  Commission Revenue

Commission revenue increased $0.5 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year. During 2014, CCR entered into a new ATM processing service agreement with an unrelated vendor. The new agreement assigned CCR a greater share of the ATM transaction fees as compared to the comparable period in the prior year. The new ATM agreements commenced in May 2014 for the Cannery and the Eastside Cannery, while at the Meadows the same agreement began in August 2014.

•                  Other revenues

Other revenues increased $0.3 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year. The increase in other revenues was primarily due to higher theater lease fees received at the Cannery from capital improvements that were completed in January 2014 and increased retail sales of cigarettes at both the Cannery and the Eastside Cannery.

Income from operations increased $2.7 million for three months ended March 31, 2015 as compared to the comparable period in the prior year. The increase in income from operations was primarily due to the increase in consolidated revenues (net), as previously discussed and decreases in operating expenses:

•                  Casino expenses

Casino expenses declined $0.5 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year, primarily due to lower slot gaming taxes at the Meadows.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $0.7 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year primarily due to the closure of one off-track betting parlor in November 2014.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $1.2 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year due to assets nearing their salvage values.

•                  Other selling, general and administrative (“SG&A”)

The decrease in operation expenses was partially offset by increase in SG&A expense of $0.7 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year. The increase in SG&A expense was primarily due to the higher promotional expense at the Eastside of $0.3 million and an increase in cost of goods sold of $0.4 million, collectively, at the Cannery and the Eastside Cannery, related to the increase in sales of cigarettes.

Net loss decreased $0.3 million for the three months ended March 31, 2015 as compared to the comparable period in the prior year. The decrease in net loss was primarily driven by increased income from operations (as previously discussed) and lower income tax expense of $1.3 million as compared to the comparable period in the prior year. The decrease in net loss was partially offset by a $1.2 million gain on the sale of approximately 13 acres of land in March 2014. The land was sold to an unrelated party and is planned to be used for the development of a retail center by the buyer. The retail center is scheduled to open in 2015.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, OCM carried out an evaluation, under the supervision and with the participation of OCM’s management, including OCM’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of OCM’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2015, OCM’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings.

As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, the CCR Sellers are involved in litigation with the GLPI Buyers relating to the PA Meadows transaction.

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

OCM HOLDCO, LLC
Registrant

Date: May 14, 2015	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: May 14, 2015	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)