Form 10-Q
period 2015-06-30
OCM HoldCo, LLC
filed 2015-08-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$6,947,845	$8,083,625
Net deferred tax asset, current, net of valuation allowance of $443,620 and $0 as of June 30, 2015 and December 31, 2014, respectively	37,853	—
	6,985,698	8,083,625

Other assets
Investment in Cannery Casino Resorts, LLC	77,712,359	79,694,060
Gaming and related licenses	805,698	805,698
Net deferred tax assets, net of valuation allowance of $0 and $12,011,132 as of June 30, 2015 and December 31, 2014, respectively	—	28,043
	$85,503,755	$88,611,426

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $242,394 and $217,394 to related parties as of June 30, 2015 and December 31, 2014, respectively	$303,984	$236,375
Net deferred tax liabilities, current, net of valuation allowance of $0 and $339,276 as of June 30, 2015 and December 31, 2014, respectively	—	28,043
	303,984	264,418
Long-term liabilities
Net deferred tax liabilities, net of valuation allowance of $13,002,915 and $0 as of June 30, 2015 and December 31, 2014, respectively	37,853	—

Members’ equity	85,161,918	88,347,008
	$85,503,755	$88,611,426

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014

Income (loss)
Interest income	$1,177	$2,226	$1,270	$4,530
Equity in (loss) income of unconsolidated investees	(1,164,248)	1,764,430	(1,977,563)	846,412
	(1,163,071)	1,766,656	(1,976,293)	850,942

Costs and expenses
Professional fees	57,225	61,293	126,054	134,204
Administrative fees and other expenses	10,544	14,096	27,405	27,417
	67,769	75,389	153,459	161,621

(Loss) income before income tax provision	(1,230,840)	1,691,267	(2,129,752)	689,321

Income tax provision	(190)	(13,346)	(1,448)	(7,824,366)

Net (loss) income	(1,231,030)	1,677,921	(2,131,200)	(7,135,045)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap and investments	(353)	(24,414)	(2,690)	(56,825)
Comprehensive (loss) income	$(1,231,383)	$1,653,507	$(2,133,890)	$(7,191,870)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings

2015
Balances, beginning of period	$88,347,008	$(187,615)	$88,534,623
Net loss	(2,131,200)	—	(2,131,200)
Distribution to members	(1,051,200)	—	(1,051,200)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap	(2,690)	(2,690)	—

Balances, end of period	$85,161,918	$(190,305)	$85,352,223

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(7,135,045)	—	(7,135,045)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(56,825)	(56,825)	—

Balances, end of period	$93,353,815	$(182,041)	$93,535,856

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

	2015	2014

Operating activities
Net loss	$(2,131,200)	$(7,135,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss (income) of unconsolidated investees	1,977,563	(846,412)
Deferred income taxes	1,448	7,824,365
Increase in accounts payable and accrued expenses	67,609	53,928
Net cash used in operating activities	(84,580)	(103,164)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Distribution to members	(1,051,200)	—
Net cash used in financing activities	(1,051,200)	—

Net decrease in cash	(1,135,780)	(103,164)
Cash, beginning of period	8,083,625	9,363,650

Cash, end of period	$6,947,845	$9,260,486

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive loss of unconsolidated investee	$(2,690)	$(56,825)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of June 30, 2015 and December 31, 2014, and for the three and six month periods ended June 30, 2015 and 2014, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and its subsidiaries is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$106,332,587	$116,998,838	$208,705,936	$218,425,815

Income from operations	$6,851,383	$15,963,833	$13,903,843	$20,309,232

Net (loss) income	$(3,671,549)	$5,564,265	$(6,236,400)	$2,669,227

On May 13, 2014, CCR and its wholly-owned subsidiary, PA MezzCo, LLC, (“MezzCo” and collectively with CCR, the “CCR Sellers”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with Gaming and Leisure Properties, Inc. (“GLPI”) and GLP Capital, L.P., a subsidiary of GLPI (“GLP,” and together with GLPI, the “GLPI Buyers”), to sell PA Meadows for approximately $465 million.  To close, the transaction is subject to various customary closing conditions, including, but not limited to approval from the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission and performance and compliance in all material respects with the MIPA.  In connection with entering into the MIPA, the CCR Sellers simultaneously also entered into a consulting agreement with the GLPI Buyers (“Consulting Agreement”) whereby the CCR Sellers have agreed to provide general advisory services to the GLPI Buyers relating to the transaction contemplated under the MIPA.  The Consulting Agreement terminates upon the earliest of (i) the closing of the sale of PA Meadows, (ii) 33 months from execution of the Consulting Agreement, or (iii) the failure of the GLPI Buyers and CCR Sellers to deliver certain required representations to extend the Consulting Agreement upon the 13-month and 25-month anniversary of executing the Consulting Agreement.  Upon executing the Consulting Agreement, the CCR Sellers received a non-refundable consulting fee of $10 million.  The Consulting Agreement terminated following the 13-month anniversary of its execution when the delivery of the required representations by the GLPI Buyers did not occur and the GLPI Buyers failed to pay the CCR Sellers a $5 million extension fee.

On October 27, 2014, GLPI filed a lawsuit in the United States District Court for the Southern District of New York against CCR.  The lawsuit was voluntarily dismissed by GLPI for jurisdictional reasons on December 29, 2014.  On January 7, 2015, the GLPI Buyers filed a lawsuit against the CCR Sellers in the Supreme Court of the State of New York County of New York (the “GLPI Litigation”).  The GLPI Buyers allege breach of contract and other misconduct on the part of CCR with respect to the MIPA and Consulting Agreement.  The GLPI Buyers seek declaratory relief regarding the breach of contract claims, unspecified damages and a declaration that a material adverse effect has occurred that would excuse the GLPI Buyers from closing the transaction to purchase PA Meadows.  The CCR Sellers filed a Motion to Dismiss the GLPI Litigation.  That motion was heard by the court on July 22, 2015; a decision by the court is pending.

CCR’s management believes the lawsuit is without merit and intends to defend the suit vigorously to ensure that the GLPI Buyers comply with their contractual obligations, but the ultimate outcome of this litigation cannot be predicted at this time.

As of June 30, 2015, CCR determined that it was not in compliance with certain debt covenants related to the two syndicated credit facilities CCR entered into on October 2, 2012  totaling $590 million: a $425 million first lien credit facility consisting of; (i) $385 million term loan borrowed at the closing cate; (ii) $40 million revolving loan unfunded at the closing date, but available until the fifth anniversary of the closing date and; (iii) $165 million second lien term loan facility (collectively the “2012 Credit Agreements”).  As a result, CCR is currently in negotiations with its lender to amend the 2012 Credit Agreements.

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2011 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.  In March 2015, the IRS opened an examination of the 2012 tax year of Blocker.  In June 2015, the IRS cancelled the examination, and as of June 30, 2015, the Company has no open tax examinations.

NOTE 4—Contingencies

The United States experienced a recession during the period from late 2007 to mid-2009, accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

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

As of June 30, 2015, CCR determined that it was not in compliance with certain debt covenants related to the two syndicated credit facilities CCR entered into on October 2, 2012  totaling $590 million: a $425 million first lien credit facility consisting of; (i) $385 million term loan borrowed at the closing cate; (ii) $40 million revolving loan unfunded at the closing date, but available until the fifth anniversary of the closing date and; (iii) $165 million second lien term loan facility (collectively the “2012 Credit Agreements”).  As a result, CCR is currently in negotiations with its lender to amend the 2012 Credit Agreements.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s loss before income tax provision for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, are as follows:

•                  CCR’s net loss increased approximately $9.2 million for the three months ended June 30, 2015, compared to the same period in the prior year, due to the operational highlights for CCR discussed below.  The increase resulted in a $2.9 million increase in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax provision increased $2.9 million for the three months ended June 30, 2015, compared to the same period in the prior year.  The year-over-year change in loss before income tax provision is also attributed to an increase in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

Material variables and factors affecting the Company’s loss before income taxes for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, are as follows:

•                  CCR’s net loss increased approximately $8.9 million for the six months ended June 30, 2015, compared to the same period in the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $2.8 million increase in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax provision increased $2.8 million for the six months ended June 30, 2015, compared to the same period in the prior year.  The year-over-year change in loss before income tax provision is also attributed to an increase in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

Material tax attributes of the Company’s unconsolidated investees, primarily CCR, flow to the Company through Blocker, and are either nonrecurring or vary significantly.  Further, significant income of CCR is taxable to corporate subsidiaries of CCR.

During 2015 and 2014, the Company’s operations are related to its investments in CCR.  The United States experienced a recession during the period from late 2007 to mid-2009, accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and there can be no assurance that our business, which has been severely affected by the downturn, will fully recover to pre-recession levels.

Operational highlights for CCR for the three and six months ended June 30, 2015 and 2014 are as follows:

Three months ended June 30, 2015:

Consolidated revenues (net) decreased $10.7 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Consolidated casino revenues decreased $0.4 million for the three months ended June 30, 2015 as compared to the same period in the prior year. The decrease primarily relates to a decline in the Meadows table games and slot revenues of $0.9 million due to a lower table hold percentage (despite increase in table games drop), regional competition, and fewer visits.  The decline at the Meadows was offset by an increase in casino revenues of $0.6 million, primarily at the Cannery, due to a slight increase in spend per visit.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $1.1 million for the year three months ended June 30, 2015 as compared to the same period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of  one off-track betting parlor in November 2014.

•                  Commission Revenue

Commission revenue increased $0.5 million for the three months ended June 30, 2015 as compared to the same period in the prior year. During 2014, CCR entered into a new ATM processing service agreement with an unrelated vendor. The new agreement assigned CCR a greater share of the ATM transaction fees as compared to the same period in the prior year. The new ATM agreements commenced at the end of May 2014 for the Cannery and the Eastside Cannery, while at the Meadows the same agreement began in August 2014.

•                  Other revenues

Other revenues decreased $10.2 million for the three months ended June 30, 2015 as compared to the same period in the prior year. As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, the CCR Sellers received a non-refundable consulting fee of $10 million in connection with the execution of the Consulting Agreement, which was reported as other income for the period ended June 30, 2014.

Income from operations decreased $9.1 million for three months ended June 30, 2015 as compared to the same period in the prior year. The decrease in income from operations was primarily due to the decrease in consolidated revenues (net), as previously discussed and other decreases in operating expenses:

•                  Casino expenses

Casino expenses were relatively consistent for the three months ended June 30, 2015 as compared to the same period in the prior year.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $0.9 million for the three months ended June 30, 2015 as compared to the same period in the prior year primarily due to the closure of one off-track betting parlor in November 2014.

•                  Depreciation and Amortization

Depreciation and amortization expense declined $0.3 million for the three months ended June 30, 2015 as compared to the same period in the prior year due to assets nearing their salvage values.

Net loss increased $9.2 million for the three months ended June 30, 2015 as compared to the same period in the prior year. The increase in net loss was primarily driven by decreased income from operations (as previously discussed).

Six months ended June 30, 2015:

Consolidated revenues (net) decreased $9.7 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The declines in consolidated revenues (net) were primarily due to the following:

•                  Casino revenues

Consolidated casino revenues increased $0.3 million for the six months ended June 30, 2015 as compared to the same period in the prior year. The increase primarily relates to an increase of  the Meadows  table games revenues of $1.4 million due to an increase in table games drop and a slightly higher hold percentage which was offset by a decrease of $2.4 million in slot revenues primarily due to regional competition, fewer visits, and to a lesser extent adverse weather conditions in February 2015.  Additionally, casino revenues at CCR’s Nevada properties increased $1.6 million, primarily at the Cannery due to increase in spend per visit.

•                  Pari-Mutuel wagering

Pari-mutuel wagering revenues decreased $2.1 million for the six months ended June 30, 2015 as compared to the same period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of one off-track betting parlor in November 2014.

•                  Commission Revenue

Commission revenue increased $0.9 million for the six months ended June 30, 2015 as compared to the same period in the prior year. During 2014, CCR entered into a new ATM processing service agreement with an unrelated vendor. The new agreement assigned CCR a greater share of the ATM transaction fees as compared to the same period in the prior year. The new ATM agreements commenced at the end of May 2014 for the Cannery and the Eastside Cannery, while at the Meadows the same agreement began in August 2014.

•                  Other revenues

Other revenues decreased $9.9 million for the six months ended June 30, 2015 as compared to the same period in the prior year. As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, the CCR Sellers received a non-refundable consulting fee of $10 million in connection with the execution of the Consulting Agreement, which was reported as other income for the period ended June 30, 2014.

Income from operations decreased $6.4 million for six months ended June 30, 2015 as compared to the same period in the prior year. The decrease in income from operations was primarily due to the decrease in consolidated revenues (net), as previously discussed and other decreases in operating expenses:

•                  Casino Expenses

Casino expenses decreased $0.7 million primarily due to lower casino gaming tax expense of $1.7 million related to declines in the Meadows casino revenues (as previously discussed). The decline in casino gaming tax expense was partially offset by increased value of retail complimentary cost, $0.9 million (collectively) at the Meadows and Cannery.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $1.7 million for the six months ended June 30, 2015 as compared to the same period in the prior year primarily due to the closure of one off-track betting parlor in November 2014.

•                  Depreciation and Amortization

Depreciation and amortization expense, primarily at the Meadows, declined $1.5 million for the six months ended June 30, 2015 as compared to the same period in the prior year due to assets nearing their salvage values.

Net loss increased $8.9 million for the six months ended June 30, 2015 as compared to the same period in the prior year. The increase in net loss was primarily driven by decreased income from operations (as previously discussed), a gain from the sale of land of $1.2 million at the Meadows in March 2014 to an unrelated third party for development of a retail center, and a decrease in income tax benefit of $1.6 compared to the corresponding period in the prior year.  The decrease in income from operations was partially offset by lower interest expense of $0.4 million related to lower outstanding debt as compared to the same period in the prior year.

Liquidity and Capital Resources

The United States experienced a recession during the period from late 2007 to mid-2009, accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity have improved of late, the recovery from this recession period is fragile and, consequently, the Company’s liquidity and capital resources, cannot be estimated at this time but may likely be significant.

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

Off Balance Sheet Arrangements

Credit Agreements

As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, as of June 30, 2015, CCR is not in compliance with certain debt covenants with respect to the 2012 Credit Agreements, and is currently in negotiations to amend the 2012 Credit Agreements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, OCM carried out an evaluation, under the supervision and with the participation of OCM’s management, including OCM’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of OCM’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2015, OCM’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: August 13, 2015	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: August 13, 2015	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)