Form 10-Q
period 2015-09-30
OCM HoldCo, LLC
filed 2015-11-13
CIK 1353741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$6,885,159	$8,083,625

Other assets
Investment in Cannery Casino Resorts, LLC	76,391,960	79,694,060
Gaming and related licenses	805,698	805,698
Net deferred tax assets, net of valuation allowance of $13,989,418 and $12,011,132 as of September 30, 2015 and December 31, 2014, respectively	29,121	28,043
	$84,111,938	$88,611,426

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses, including $268,732 and $217,394 to related parties as of September 30, 2015 and December 31, 2014, respectively	$288,862	$236,375
Net deferred tax liabilities, current, net of valuation allowance of $423,020 and $339,276 as of September 30, 2015 and December 31, 2014, respectively	29,121	28,043
	317,983	264,418

Members’ equity	83,793,955	88,347,008
	$84,111,938	$88,611,426

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014

Income (loss)
Interest income	$1,392	$2,096	$2,662	$6,626
Equity in loss of unconsolidated investees	(1,320,614)	(1,922,238)	(3,298,177)	(1,075,826)
	(1,319,222)	(1,920,142)	(3,295,515)	(1,069,200)

Costs and expenses
Professional fees	35,648	52,090	161,702	186,294
Administrative fees and other expenses	13,308	13,363	40,713	40,780
	48,956	65,453	202,415	227,074

Loss before income tax provision	(1,368,178)	(1,985,595)	(3,497,930)	(1,296,274

Income tax benefit (provision)	75	(350)	(1,373)	(7,824,716)

Net loss	(1,368,103)	(1,985,945)	(3,499,303)	(9,120,990)
Equity in other comprehensive income (loss) of unconsolidated investee, net of tax, unrealized income (loss) on interest rate swap and investments	140	(650)	(2,550)	(57,475)
Comprehensive loss	$(1,367,963)	$(1,986,595)	$(3,501,853)	$(9,178,465)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

	Total members’ equity	Accumulated other comprehensive loss	Invested capital and accumulated earnings

2015
Balances, beginning of period	$88,347,008	$(187,615)	$88,534,623
Net loss	(3,499,303)	—	(3,499,303)
Distribution to members	(1,051,200)	—	(1,051,200)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap	(2,550)	(2,550)	—

Balances, end of period	$83,793,955	$(190,165)	$83,984,120

2014
Balances, beginning of period	$100,545,685	$(125,216)	$100,670,901
Net loss	(9,120,990)	—	(9,120,990)
Distribution to members	(1,051,200)	—	(1,051,200)
Equity in other comprehensive loss of unconsolidated investee, net of tax, unrealized loss on interest rate swap, and investments	(57,475)	(57,475)	—

Balances, end of period	$90,316,020	$(182,691)	$90,498,711

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

	2015	2014

Operating activities
Net loss	$(3,499,303)	$(9,120,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated investees	3,298,177	1,075,826
Deferred income taxes	1,373	7,824,716
Increase in accounts payable and accrued expenses	52,487	36,942
Net cash used in operating activities	(147,266)	(183,506)

Investing activities
Net cash provided by investing activities	—	—

Financing activities
Distribution to members	(1,051,200)	(1,051,200)
Net cash used in financing activities	(1,051,200)	(1,051,200)

Net decrease in cash	(1,198,466)	(1,234,706)
Cash, beginning of period	8,083,625	9,363,650

Cash, end of period	$6,885,159	$8,128,944

Supplemental cash flow information
Noncash financing and investing activity
Equity in other comprehensive loss of unconsolidated investee	$(2,550)	$(57,475)

See notes to unaudited consolidated financial statements.

OCM HoldCo, LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1— Basis of Presentation and Organization

The consolidated financial statements of OCM HoldCo, LLC (“OCM”), a Delaware limited liability company, as of September 30, 2015 and December 31, 2014, and for the three and nine month periods ended September 30, 2015 and 2014, include the accounts of OCM and its wholly-owned subsidiaries (collectively, the “Company”). The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments).  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year.  All significant intercompany accounts and transactions have been eliminated in consolidation.

All of OCM’s issued and outstanding Class A Units are held by OCM VoteCo, LLC, a Delaware limited liability company (“VoteCo”), and all of OCM’s issued and outstanding non-voting Class B Units are held by OCM InvestCo, LLC, a Nevada limited liability company (“InvestCo”).  The rights of the Class A Units and Class B Units are substantially identical with the exception that the Class B Units are not entitled to any management or voting rights with respect to OCM, except as provided by applicable law.  Neither class has dividend or liquidation preferences, atypical participation rights, or preferred, convertible, or redeemable features.  In general, any sale, assignment or transfer of such units is subject to the prior approval of the gaming regulators of Nevada and Pennsylvania.  VoteCo is responsible for the operations of OCM, including the appointment and removal of managers.  VoteCo has a de minimis economic interest in OCM, less than 0.00015%, and its total equity contributions are limited to $100.

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

NOTE 2—Selected condensed consolidated operating information for unconsolidated investees

Selected unaudited condensed consolidated operating information for Cannery Casino Resorts, LLC, and its subsidiaries is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$106,199,083	$102,887,734	$314,905,019	$321,313,549

Income from operations	$7,150,401	$2,733,504	$21,054,243	$23,042,736

Net loss	$(4,164,662)	$(6,061,931)	$(10,401,063)	$(3,392,704)

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

As reported in OCM’s previously filed Form 10-Q for the quarter ended June 30, 2015, the GLPI Buyers filed a lawsuit against the CCR Sellers on January 7, 2015 in the Supreme Court of the State of New York County of New York (the “GLPI Litigation”).  After the GLPI Buyers amended the complaint on August 28, 2015, the CCR Sellers filed a Motion to Dismiss the GLPI Litigation.  A decision by the court is pending.

CCR’s management believes the lawsuit is without merit and intends to defend the suit vigorously and will take steps to ensure that the GLPI Buyers comply with their contractual obligations, but the ultimate outcome of this litigation cannot be predicted at this time.

As of September 30, 2015, CCR determined that it was not in compliance with certain debt covenants related to the two syndicated credit facilities CCR entered into on October 2, 2012, and as a result, CCR and the lenders began negotiations to amend these credit facilities.  On November 10, 2015 (the “Effective Date”), CCR and the lenders agreed to amend certain terms of the $425.0 million first lien credit facility, which, upon initial closing in 2012, consisted of a $385.0 million term loan and a five-year $40.0 million unfunded revolving loan (collectively the “First Lien Credit Facility”), and the seven-year $165.0 million second lien term loan facility (the “Second Lien Credit Facility” and collectively with the First Lien Credit Facility, the “2012 Credit Agreements”).  In connection with these amendments, the lenders agreed to waive existing debt covenant violations and to revise certain debt covenant requirements prospectively, and in exchange, CCR paid amendment fees and agreed to an increased interest rate for the Second Lien Credit Facility and additional principal repayment requirements.  Additional details of these amendments to the 2012 Credit Agreements are as follows:

•                  The term loan component of the First Lien Credit Facility required an amendment fee of 1% of which half was paid in cash on the Effective Date and the remainder was paid in kind (“PIK”).

•                  The Second Lien Credit Facility required an amendment fee of 2.5% to be paid in kind and retroactively capitalized as principal payable under the Second Lien Credit Facility effective as of July 1, 2015.

•                  The interest rate for the Second Lien Credit Facility increased from LIBOR plus 8.75% to LIBOR plus 11.25%; this 2.50% interest rate increase can be paid in cash or paid in kind at CCR’s election.  Additionally, contingent upon the closing of the sale of PA Meadows and effective six months after such closing, the interest rate will increase from LIBOR plus 11.25% to LIBOR plus 13.75% and such increase will be payable in cash.

•                  The revolving loan component of the First Lien Credit Facility required an amendment fee of 0.50% of the total amount of commitments under the revolver. Additionally, contingent upon the closing of the PA Meadows sale, CCR’s borrowing capacity associated with the revolving loan component of the First Lien Credit Facility will be reduced from $40.0 million to $20.0 million.

•                  The minimum interest coverage ratio (as defined in the credit agreements for the First Lien Credit Facility) will be reduced from 1.50x to 1.35x effective as of September 30, 2016 and thereafter.  Additionally, the maximum total leverage ratio (as defined in the 2012 Credit Agreements) will be increased from 7.50x to 9.35x effective as of June 30, 2016 and increased to 9.25x effective as of September 30, 2016 and thereafter.  There will be no covenant compliance testing for the quarters ending December 31, 2015 and March 31, 2016.

•                  Net proceeds received from certain assets sold by CCR or certain subsidiaries shall be used to repay outstanding principal under the 2012 Credit Agreements.

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

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2012 and thereafter) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken.  As of September 30, 2015, the Company has no open tax examinations.

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

All of OCM’s issued and outstanding Class A Units are held by VoteCo, and all of the Company’s issued and outstanding non-voting Class B Units are held by InvestCo.  VoteCo and InvestCo are affiliates of Oaktree.  VoteCo is responsible for the operations of the Company, including the appointment and removal of managers.  VoteCo has a de minimis economic interest in OCM of less than 0.00015%, and its total equity contributions are limited to $100.

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

As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, CCR has determined that as of September 30, 2015, it is not in compliance with certain debt covenants under the 2012 Credit Agreements and CCR and the lenders under the 2012 Credit Agreements have agreed to amend the 2012 Credit Agreements effective as of November 10, 2015.

Operations Analysis

Results of Operations

Material variables and factors affecting the Company’s loss before income tax provision for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, are as follows:

•                  CCR’s net loss decreased approximately $1.9 million for the three months ended September 30, 2015, compared to the same period in the prior year, due to the operational highlights for CCR discussed below.  The decrease resulted in a $0.6 million decrease in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax provision decreased $0.6 million for the three months ended September 30, 2015, compared to the same period in the prior year.  The year-over-year change in loss before income tax provision is also attributed to a decrease in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

Material variables and factors affecting the Company’s loss before income taxes for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, are as follows:

•                  CCR’s net loss increased approximately $7.0 million for the nine months ended September 30, 2015, compared to the same period in the prior year, due to the operational highlights for CCR discussed below.  This increase resulted in a $2.2 million increase in equity in loss of unconsolidated investees.

•                  The Company’s loss before income tax provision increased $2.2 million for the nine months ended September 30, 2015, compared to the same period in the prior year.  The year-over-year change in loss before income tax provision is also attributed to an increase in CCR’s net loss and resulting impact to the Company’s equity in loss of unconsolidated investees as described above.

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

Operational highlights for CCR for the three and nine months ended September 30, 2015 and 2014 are as follows:

Three months ended September 30, 2015:

Consolidated revenues (net) increased $3.3 million for the three months ended September 30, 2015, as compared to the same period in the prior year. The increase in consolidated revenues (net) was primarily due to the following:

•                  Casino revenues

Consolidated casino revenues increased $3.6 million for the three months ended September 30, 2015 as compared to the same period in the prior year. At the Meadows, casino revenues increased $3.2 million for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to: (i) increased table games revenue of $1.4 million from higher drop and hold percentage; (ii) increased slot revenue of $1.2 million primarily due to lower gas prices and the opening of an on-site hotel on April 30, 2015. Casino revenues at the Eastside Hotel and Casino (“Eastside”) increased $0.4 million for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to increased slot revenues for the three months ended September 30, 2015 as compared to the same period in the prior year. The gains in slot revenue at the Eastside were primarily due to increased spend per visit. Casino revenues at the Cannery Hotel and Casino (“Cannery”) for the three months ended September 30, 2015 were materially consistent as compared to the same period in the prior year.

•                  Pari-mutuel wagering

Pari-mutuel wagering revenues decreased $1.1 million for the three months ended September 30, 2015 as compared to the same period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of a one off-track betting parlor in November 2014.

•                  Food and beverage revenues

Food and beverage revenues increased $0.3 million for the three months ended September 30, 2015 as compared to the same period in the prior year. The increase in food and beverage revenues was primarily due to increased covers and menu pricing at the Meadows. For the three months ended September 30, 2015, the number of food covers increased at the Meadows 7.8% as compared to the same period in the prior year.

Income from operations increased $4.4 million for three months ended September 30, 2015 as compared to the same period in the prior year. The increase in income from operations was primarily due to the increase in consolidated revenues (net), as previously discussed and other decreases in operating expenses:

•                  Casino expenses

Despite the increase in gaming revenues, casino expenses were relatively flat for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to the $1.0 million tax credit received at the Meadows.

The Pennsylvania Department of Revenue (“PADOR”) revised its protocol concerning the deductibility of promotional items for purposes of calculating gross terminal revenue as well as gross table game revenue for gaming tax purposes as a result of the Pennsylvania Supreme Court’s decision in Greenwood Gaming and Entertainment Incorporated v. Commonwealth of Pennsylvania, Department of Revenue. As a result, PA Meadows applied for a “Promotional Item Return” (which is in substance a tax credit for promotional expenses paid) for the first and second quarters of 2015 in the amount of $1.0 million. On October 1, 2015, PA Meadows received approval of the $1.0 million from PADOR and such amounts were recognized by PA Meadows during the three months ended September 30, 2015. As a result of the protocol changes, prospectively, PA Meadows expects to receive credits for promotional expenses each quarter upon approval of the Promotional Item Return by PADOR. Additionally, PA Meadows submitted a Promotional Item Return to PADOR pertaining to the period from October 2011 to December 2014 and is waiting for PADOR approval.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $0.8 million for the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to the closure of one off-track betting parlor in November 2014.

•                  Depreciation and amortization

Depreciation and amortization expense declined $0.7 million for the three months ended September 30, 2015 as compared to the same period in the prior year due to assets nearing their salvage values.

Net loss decreased $1.9 million for the three months ended September 30, 2015 as compared to the same period in the prior year. The decrease in net loss was primarily driven by increase income from operations (as previously discussed), partially offset by increased income tax expense of $2.6 million.

Nine months ended September 30, 2015:

Consolidated revenues (net) decreased $6.4 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. The decrease in consolidated revenues (net) was primarily due to the following:

•                  Casino revenues

Consolidated casino revenues increased $3.9 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. At the Meadows, casino revenues increased $2.0 million primarily due to increased table games revenue of $2.8 million from higher drop and hold percentage as compared to the same period in the prior year. The increase in table games revenue was partially offset by a decrease in slot revenue of $1.1 million primarily due to regional competition, fewer visits, and to adverse weather conditions in February 2015. Casino revenues at the Eastside increased $0.8 million as compared to the same period in the prior year primarily due to higher slot revenues for the nine months ended September 30, 2015. The gains in slot revenue at the Eastside were primarily due to increased spend per visit. Casino revenues at the Cannery increased $1.1 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The increase in casino revenues at the Cannery was primarily due to higher table and slot revenue. The gains in table games revenue was primarily due to higher drop and slightly higher hold percentages. The increase in slot revenue was primarily due to increased spend per visit as compared to the same period in the prior year.

•                  Pari-mutuel wagering

Pari-mutuel wagering revenues decreased $3.2 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The declines in pari-mutuel wagering revenues were primarily due to the closure of a one off-track betting parlor in November 2014.

•                  Food and beverage revenues

Food and beverage revenues increased $0.8 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The increase in food and beverage revenues was primarily due to increased covers and menu pricing at the Meadows. For the nine months ended September 30, 2015, the number of food covers increased at the Meadows 14.8% as compared to the same period in the prior year.

•                  Hotel revenues

Hotel revenues increased $0.7 million for the year nine months ended September 30, 2015 as compared to the same period in the prior year. The increase in hotel revenues was primarily due to increased room revenue from a higher average daily rate and increased room occupancy of 9.2% and 11.5%, respectively, at the Cannery and Eastside for the nine months ended September 30, 2015 as compared to the same period in the prior year.

•                  Commission revenue

Commission revenue increased $1.1 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. During 2014, CCR entered into a new ATM processing service agreement with an unrelated vendor. The new agreement assigned CCR a greater share of the ATM transaction fees as compared to the same period in the prior year. The new ATM agreements commenced at the end of May 2014 for the Cannery and the Eastside Cannery, while at the Meadows the same agreement began in August 2014.

•                  Other revenues

Other revenues decreased $9.8 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, CCR Sellers received a non-refundable consulting fee of $10 million in connection with the execution of the Consulting Agreement, which was reported as other income for the period ended September 30, 2014.

Income from operations decreased $2.0 million for nine months ended September 30, 2015 as compared to the same period in the prior year. The decrease in income from operations was primarily due to the decrease in consolidated revenues (net), as previously discussed and other decreases in operating expenses:

•                  Casino expenses

Casino expense decreased $0.8 million primarily due to lower slot taxes of $2.4 million related to lower slot revenues at the Meadows and a $1.0 million tax credit as compared to the same period in the prior year.

As discussed above, PA Meadows will be receiving a Promotional Item Return from PADOR in the amount of $1.0 million.

The decline in slot tax expense was partially offset by an increase in the value of retail complimentary cost of $1.2 million (collectively) at the Meadows and Cannery and an increase in table game taxes of $0.4 million at the Meadows for the nine months ended September as compared to the same period in the prior year.

•                  Pari-mutuel wagering expense

Pari-mutuel wagering expense declined $2.4 million for the nine months ended September 30, 2015 as compared to the same period in the prior year primarily due to the closure of one off-track betting parlor in November 2014.

•                  Other selling, general and administrative expense (“SG&A”)

SG&A expense increased $0.8 million for the nine months ended September 30, 2015 as compared to the same period in the prior year primarily due to ligation fees related to the lawsuit filed by the GLPI Buyers as disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company.

•                  Depreciation and amortization

Depreciation and amortization expense, primarily at the Meadows, declined $2.2 million for the nine months ended September 30, 2015 as compared to the same period in the prior year due to assets nearing their salvage values.

Net loss increased $7.0 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. The increase in net loss was primarily driven by: (i) decreased income from operations (as previously discussed); (ii) in the current nine month period there was no gain from the sale of land of $1.2 million at the Meadows as recorded in March 2014 to an unrelated third party for development of a retail center; and (iii) higher income tax expense of $4.2 million as compared to the same period in the prior year. The decrease in net loss was partially offset by a lower interest expense of $0.4 million related to lower outstanding debt as compared to the same period last year.

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

Off Balance Sheet Arrangements

Credit Agreements

As disclosed in Note 2 (Select condensed consolidated operating information for unconsolidated investees) to the unaudited consolidated financial statements of the Company, CCR has determined that as of September 30, 2015, it is not in compliance with certain debt covenants under the 2012 Credit Agreements and CCR and the lenders under the 2012 Credit Agreements have agreed to amend the 2012 Credit Agreements effective as of November 10, 2015.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, OCM carried out an evaluation, under the supervision and with the participation of OCM’s management, including OCM’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of OCM’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2015, OCM’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCM HOLDCO, LLC
Registrant

Date: November 13, 2015	By:	/s/ Stephen A. Kaplan
Stephen A. Kaplan
Manager (principal executive officer)

Date: November 13, 2015	By:	/s/ Ronald N. Beck
Ronald N. Beck
Manager (principal financial and chief accounting officer)